Form 10QSB
period 1996-03-31
ENCON SYSTEMS INC
filed 1996-05-20
CIK 885077

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter year ended                             Commission File Number
      March 31, 1996                                          1-11065
- --------------------------                             ----------------------



                               ENCON SYSTEMS, INC.
                             (Name of Small Business
                       Issuer As Specified In Its Charter)



          Delaware                                         04-3069270
          --------                                         ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                       Identification Number)

                 86 South Street, Hopkinton, Massachusetts 01748
                 -----------------------------------------------
               (Address of Principal Executive Offices, Zip Code)

                                 (508) 435-7700
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                  No____
                              -----

         As of May 10, 1996, the Company had outstanding 5,166,728 shares of Common Stock, $.01 par value per share, and 197,000 Special Shares of Encon Systems Canada, Inc., which are exchangeable at anytime into shares of the Company's Common Stock.





                               ENCON SYSTEMS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

     Item 1.  Financial Statements

              Consolidated Balance Sheets;
              March 31, 1996 (Unaudited)
              and December 31, 1995 (Audited)                                  1

              Consolidated Statements of
              Operations (Unaudited); Three
              months ended March 31, 1996
              and 1995                                                         2

              Consolidated Statements of Cash Flows
              (Unaudited); Three months ended
              March 31, 1996 and 1995                                          3

              Notes to Consolidated Financial
              Statements (Unaudited)                                           4

     Item 2.  Management's Discussion and
              Analysis of Financial
              Condition and Results of
              Operations                                                       7

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               14

     Item 2.  Changes in Securities                                           14

     Item 3.  Defaults Upon Senior Securities                                 14

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                                14

     Item 5.  Other Information                                               14

     Item 6.  Exhibits and Reports on Form 8-K                                14

              Signatures                                                      15





                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,          December 31,
                  Assets                                                      1996                 1995
                  ------                                                   -----------         ------------
                                                                           (Unaudited)           (Audited)
Current assets:
     Cash                                                               $           -        $           -
     Accounts receivable - net                                              7,881,855            7,460,777
     Inventories                                                            1,337,616            1,228,389
     Costs in excess of billings                                              155,087               44,883
     Prepaid expenses and other current assets                                273,210              240,262
     Notes receivable from officers                                            99,717              100,967
     Refundable income tax credits                                            265,763              263,383
                                                                        -------------        -------------
         Total current assets                                              10,013,248            9,338,661
                                                                        -------------        -------------
Property and equipment - net                                                  577,633              614,027
                                                                        -------------        -------------

Long-term accounts receivable - net (Note 2)                                1,390,816            1,550,189
Long-term lease receivables                                                    60,107               84,682
Organizational costs - net                                                     35,258               39,481
Other assets - net                                                            429,886              449,048
Cost in excess of net assets of businesses acquired - net                   4,715,561            4,784,645
                                                                        -------------        -------------

         Total assets                                                   $  17,222,509        $  16,860,733
                                                                        =============        =============

     Liabilities, Minority Interest and Stockholders' Equity
     -------------------------------------------------------

Current liabilities:
     Cash overdraft                                                     $     129,543        $     754,680
     Notes payable - bank                                                   3,700,149            3,621,647
     Notes payable - utility                                                1,223,669              626,788
     Current portion of notes payable to stockholders                         283,186              346,785
     Current portion of long-term debt                                        254,111              262,394
     Current portion of GEPP financing                                        384,652              372,694
     Accounts payable                                                       3,920,662            3,281,276
     Accrued expenses                                                         598,435            1,119,124
     Billings in excess of costs                                              151,778              424,968
                                                                        -------------        -------------
         Total current liabilities                                         10,646,185           10,810,356
                                                                        -------------        -------------

Long-term GEPP financing                                                      542,417              625,983
Notes payable to stockholders, net of current portion                         298,326              321,323
Long-term debt, net of current portion                                      1,296,684            1,353,854
Other long-term debt                                                           65,377               32,872
                                                                        -------------        -------------

         Total liabilities                                                 12,848,990           13,144,388
                                                                        -------------        -------------

Minority interest                                                             896,980              896,980

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized,
         none issued                                                                -                    -
     Common stock, $.01 par value;  8,000,000 shares authorized,
         5,166,728 shares issued and outstanding (4,258,634 at
         December 31, 1995)                                                    51,668               42,587
     Additional paid-in capital                                             8,639,543            7,452,863
     Accumulated deficit                                                  (5,216,015)          (4,693,224)
     Cumulative translation adjustment                                         1,344                17,139
                                                                        -------------        -------------
         Total stockholders' equity                                         3,476,540            2,819,365
                                                                        -------------        -------------

         Total liabilities, minority interest and stockholders' equity   $ 17,222,509         $ 16,860,733
                                                                        =============        =============



 The accompanying notes are an integral part of these consolidated financial statements.


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                            March 31,

                                                                 1996                      1995
                                                               --------                  --------

Net sales and revenues                                    $   5,669,990             $   5,149,497

Cost of sales                                                 3,658,822                 3,378,945
                                                          -------------             -------------

         Gross profit                                         2,011,168                 1,770,552

Selling, general and administrative expenses                  2,471,427                 1,585,896
                                                          -------------             -------------

         Income (loss) from operations                        (460,259)                   184,656
                                                          -------------             -------------

Other income (expense)
         Interest expense                                     (122,618)                  (40,672)
         Interest income                                          1,889                       989
         Other income                                            25,000                         -
         Foreign currency exchange gain (loss)                   33,197                    34,278
                                                          -------------             -------------
                                                               (62,532)                   (5,405)
                                                          -------------             -------------

         Income (loss) before income taxes                    (522,791)                   179,251

Income tax expense (benefit)                                          -                    53,776
                                                          -------------             -------------
                  Net income (loss)                       $   (522,791)             $     125,475
                                                          =============             =============

                  Net income (loss) per share             $      (0.11)             $        0.05
                                                          =============             =============

Weighted average number of shares
         outstanding                                          4,975,936                 2,595,219
                                                          =============             =============





 The accompanying notes are an integral part of these consolidated financial statements.


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                  March 31,
                                                                                            1996          1995
                                                                                          --------      --------

Cash flows from operating activities:
   Net income                                                                          $  (522,791)  $  125,475
   Adjustments to reconcile net income
      to net cash used for operating activities:
          Depreciation and amortization                                                    123,536       51,293
          Refundable income tax credits                                                     (2,380)           -
          Loss on disposal of assets                                                                     (5,842)
          Changes in assets  and  liabilities,  net  effects
             of acquisition of businesses:
                 Accounts receivable - net                                                (333,313)  (1,731,795)
                 Leases receivable                                                          24,575       63,030
                 Inventories                                                              (109,227)    (327,677)
                 Cost in excess of billings                                               (110,204)      (7,008)
                 Prepaid expenses and other current assets                                 (32,948)    (586,638)
                 Accounts payable                                                           639,386   1,658,710
                 Billings in excess of costs                                              (273,190)      76,408
                 Accrued expenses                                                         (520,689)     104,568
                 Other assets - net                                                         15,794       27,540
                                                                                        -----------  -----------
                    Net cash used for operating activities                              (1,101,451)    (551,936)
                                                                                        -----------  -----------

Cash flows from investing activities:
   Additions to property and equipment - net                                               (10,467)     (18,754)
                                                                                        -----------  -----------
                    Net cash used for investing activities                                 (10,467)     (18,754)
                                                                                        -----------  -----------

Cash flows from financing activities:
   Increase (decrease) in cash overdraft                                                  (625,137)
   Issuance (payments) of notes receivable from officers                                      1,250     (86,582)
   Proceeds from note payable to bank                                                        78,502      609,524
   Proceeds from note payable to utility                                                    596,881
   Payments on loans from stockholders                                                     (86,596)     (31,410)
   Net proceeds from long-term debt                                                        (32,948)    (147,570)
   Issuance of Common Stock                                                               1,195,761            -
                                                                                        -----------  -----------
                    Net cash provided by financing activities                             1,127,713      343,962
                                                                                        -----------  -----------
                                                                                            (15,975)           -
Effect of exchange rate changes on cash                                                 -----------  -----------

Net increase in cash                                                                              -    (226,728)

Cash at beginning of period                                                                       -      253,050
                                                                                        -----------  -----------

Cash at end of period                                                                    $        -   $   26,322
                                                                                        ===========  ===========

Supplemental disclosures of cash flow information:
   Cash paid for:
      Interest                                                                           $  212,641   $  229,839
                                                                                        ===========  ===========
      Income taxes                                                                       $        -   $    3,100
                                                                                        ===========  ===========



The accompanying notes are an integral part of these consolidated financial statements.


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1996

(1)      BASIS OF PRESENTATION

         As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, which was filed with the Commission on April 15, 1996.

         In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three months ended March 31, 1996 and 1995.

         The results disclosed in the consolidated statements of operations are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements include the financial statements of ENCON Systems, Inc. and its subsidiaries, Kemper Management Services, Inc., Enera, Inc., BFR Industries Ltd., CLM Lighting Solutions of Canada, Inc., EEP Distribution Services of Canada, Inc., Elray Services Inc. and Encon Systems Canada Inc. (formerly known as Leader Lighting and Energy Service, Inc.). All significant intercompany accounts and transactions have been eliminated by consolidation.

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

(2) Guaranteed Energy Performance Program ("GEPP") Contracts. The components of the GEPP contracts are as follows:


                                                                                    March 31,        December 31,
                                                                                      1996              1995
                                                                                    ---------        -----------
Assets
     Receivable due from customers in estimated monthly installments ranging from $17,000 to $89,000  through  January  2002;
         discounted at rates ranging from 9% through 14.75%
         per annum                                                                $  5,852,576      $  6,190,790
     Receivables due from electrical utility for energy
         reduction rebates in installments through 1998                                727,680           803,706
                                                                                   -----------       -----------
                                                                                     6,580,256         6,994,496
     Less current portion                                                            2,079,946         2,072,614
                                                                                   -----------       -----------
     Long-term accounts receivable                                                   4,500,310         4,921,882
     Deferred equipment costs                                                          119,155           125,058
                                                                                   -----------       -----------

                  Total assets                                                    $  6,699,411      $  7,119,554
                                                                                   ===========       ===========

Liabilities
     Payable due utility in estimated monthly  installments ranging from
         $10,000 to $60,000 through January 2002; discounted
         at rates ranging from 9% through 14.75% per annum                           3,758,701         3,987,190
                                                                                   -----------       -----------

     Financing arrangements
     Payable to  leasing  company in 11 monthly  installments  of $26,291 and 1 installment of $66,457 per annum through March 1998,
         including interest at 9% per annum                                            657,811           715,657
     Payable to leasing company in monthly installments of $5,802 through January 1998, with final payment of $99,356 in
         February 1998; including interest at 12.75% per annum                         193,769           203,082
     Payable to leasing company in monthly installments of $2,229 through January 1998, with final payment of $34,178 in
         February 1998; including interest at 12.94% per annum                          75,490            79,938
                                                                                   -----------       -----------
                                                                                     4,685,771         4,985,867
     Less current portion                                                            1,511,688         1,461,951
                                                                                   -----------       -----------
     Long-term accounts payable                                                      3,174,083         3,523,916
     Provision for losses                                                              477,828           473,760
                                                                                   -----------       -----------

                  Total liabilities                                               $  5,163,599      $  5,459,627
                                                                                   ===========       ===========

Total receivable current portion                                                  $  2,079,946     $   2,072,614

Total payable current portion                                                        1,511,688         1,461,951
Less financing current portion shown separately                                        384,653           372,694
                                                                                   -----------       -----------
Payable current portion                                                              1,127,035         1,089,257
                                                                                   -----------       -----------

Net receivable current portion                                                    $    952,911     $     983,357
                                                                                   ===========       ===========

Long term accounts receivable                                                     $  4,500,310     $   4,921,882

Total long term payables                                                             3,651,911         3,997,676
Less financing long term shown separately                                              542,417           625,983
                                                                                   -----------       -----------
     Total long term payables                                                        3,109,494         3,371,693
                                                                                   -----------       -----------

Net long term receivable                                                          $  1,390,816     $   1,550,189
                                                                                  ============     =============
                                                                                                     (Continued)


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The receivable balances are estimated to be collected as follows:

                                       Customer        Utility          Total
                                       --------        -------          -----
Year ending March 31:
     1997                           $ 1,735,475        344,471      2,079,946
     1998                             1,914,332        311,402      2,225,734
     1999                             1,723,173         71,807      1,794,980
     2000                               155,071              -        155,071
     2001                               166,173              -        166,173
     Thereafter                         158,352              -        158,352
                                     ----------     ----------     ----------

                                    $ 5,852,576        727,680      6,580,256
                                     ==========     ==========     ==========

The payable balances are estimated to be paid as follows:

                                                      Leasing
                                       Utility        Company           Total
                                       -------        -------           -----
Year ending March 31:
     1997                          $ 1,127,035        384,653       1,511,688
     1998                            1,246,189        542,417       1,788,606
     1999                            1,100,190              -       1,100,190
     2000                               87,477              -          87,477
     2001                              101,289              -         101,289
     Thereafter                         96,521              -          96,521
                                    ----------     ----------      ----------

                                   $ 3,758,701        927,070       4,685,771
                                    ==========     ==========      ==========

The payable to leasing company is pursuant to a lease agreement whereby the lessor has a security interest in the receivables due under the GEPP contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company derives its revenue principally from the sale of energy efficient systems for commercial, industrial and institutional facilities, and to residential customers in the United States and Canada. The Company sells its systems directly to the end-user and through participation in Demand Side Management ("DSM") programs sponsored by various utilities, including Public Service Electric & Gas of New Jersey ("PSE&G") and Consolidated Edison of New York ("Con Ed"). However, as a result of changes in DSM programs during the last two years, the Company has decreased its sales and marketing efforts on such programs, and is emphasizing working directly with the end-user customer. Accordingly, management believes that the Company will continue to derive an increasing portion of its revenue from non-DSM projects going forward. During the three months ended March 31, 1996 and 1995, the Company derived approximately 50% and 58%, respectively, of its revenue from non-DSM projects.

         On November 20, 1995, the Company acquired the outstanding stock of Kemper Management Services, Inc. ("Kemper") in exchange for (i) 675,000 shares of the Company's Common Stock, (ii) promissory notes in the aggregate amount of approximately $534,000, and (iii) cash of approximately $842,000. The amount of consideration exchanged was determined by negotiations between the parties. Kemper, headquartered in Glastonbury, Connecticut, is a leading provider of energy resource management services, primarily to the residential market. In connection with the Kemper acquisition, the Company entered into employment agreements with three principals of Kemper, and a consulting agreement with one principal of Kemper. Kemper now operates as a wholly-owned subsidiary of the Company.

         The Company is currently negotiating the sale of all of the capital stock of its two Canadian subsidiaries, Enera Inc. ("Enera") and Encon Systems Canada Inc. ("Encon Canada") (collectively, Enera and Encon Canada are sometimes hereinafter referred to as the "Canadian Operations"). In the context of forward-looking statements, the Company anticipates that the sale of the Canadian Operations (the "Canadian Sale") will be completed before June 30, 1996. No assurance can be given that such a sale will be completed. However, management believes that if the sale is completed, the sale will have a positive impact on the Company's cash flow. Such forward looking statements are subject to risks and uncertainties, including but not limited to those discussed herein and other risks detailed from time to time in the Company's filing with the Securities and Exchange Commission. Completion of the Canadian Sale is contingent upon the satisfaction of several conditions, including, but not limited to, (i) the satisfactory completion of negotiations with the prospective purchaser of the Canadian Operations, (ii) agreement by the parties to the definitive documentation of the Canadian Sale, and (iii) the obtainment from third parties of all required consents to the Canadian Sale. In the event that the Canadian Sale is not completed, the Company is evaluating other strategic alternatives for the Canadian Operations.

         The Company currently participates in a DSM program known as GEPP and sponsored by Ontario Hydro. Although GEPP is no longer available for new customers, the Company will continue to service three contracts under GEPP. Management believes that the unavailability of GEPP will not have a material adverse effect on the Company's operations, although no assurance can be given.

         The Company periodically enters into large, one-time energy savings contracts from which it has derived significant revenues and profits. Prior to December 31, 1995, the Company accounted for revenue and costs for construction of these contracts on the completed contract method of accounting. Under this method of accounting, revenue and costs for contracts are recognized when contracts are completed. Due to the varying lengths of time required to complete certain large contracts, the operating results of the Company under the completed contract method of accounting could vary substantially from quarter to quarter and from year to year. Effective December 31, 1995, the Company adopted the percentage of completion method of accounting for construction projects that last for more than thirty days. The Company believes that it is appropriate to change from the completed contract method of accounting to the percentage of completion method of accounting as a result of the Company's acquisition of Enera on December 30, 1994. Enera is primarily engaged in long term contracts. The financial statements for the three months ended March 31, 1995 have been restated to apply the newly adopted method of accounting retroactively. The effect of the accounting change on income for the three months ended March 31, 1995 is approximately $96,000.

         The results for the quarter ended March 31, 1996 are not necessarily indicative of the results of the Company's operations that may be expected for the year ending December 31, 1996.

         THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

         Net loss for the three months ended March 31, 1996 was approximately $523,000 compared to net income of approximately $125,000 for the three months ended March 31,1996, a change of approximately $648,000. Approximately $415,000 or 80% of the net loss is attributable to the Canadian Operations, where operating inefficiencies and the lack of financial and other resources prevented the Company from undertaking and completing projects that required substantial capital investment. To a lesser extent, the lack of resources also contributed to the net loss of approximately $108,000 in the Company's domestic operations.

         Net sales and revenues for the three months ended March 31, 1996 was approximately $5,670,000 compared to net sales and revenues of approximately $5,149,000 for the same period in 1995, an increase of approximately $521,000, or 10%. The increase in net sales is primarily a result of the acquisition of Kemper, offset by the reduced sales from the Company's Canadian operations.

         The Company derives a substantial portion of its revenues from the sale of energy efficient systems through participation in DSM programs sponsored by utilities such as Con Ed, Florida Power and Light of Florida ("Florida Power"), Massachusetts Electric Company of Massachusetts ("Mass Electric"), and PSE&G. Approximately one-half of the Company's revenues are being realized from non-DSM projects. As forward-looking statements, management expects that the portion of the Company's revenues derived from DSM and non-DSM projects will temporarily increase and decrease, respectively, following the Canadian Sale, of which no assurance can be given, because the Canadian Operations generate a significant portion of the Company's non-DSM revenues. Following the Canadian Sale, the Company expects DSM program revenue to eventually decrease as the Company reduces its participation in DSM programs and bids upon and obtains contracts for non-DSM projects, although no assurance can be given that the Company will obtain such contracts since the Company must successfully compete with other providers of services similar to those of the Company. During the three months ended March 31, 1996 and 1995, the Company derived approximately 50% and 58%, respectively, of its revenue from non-DSM projects.

         Gross profit margin for the three months ended March 31, 1996 was approximately 35% compared to approximately 34% for the three months ended March 31, 1995. The gross profit margin for the three months ended March 31, 1996 is not necessarily indicative of the gross profit margin that may be obtained by the Company for the year ending December 31, 1996 as the Company's gross profit margin is dependent on the mix of products sold and the type of DSM, non-DSM or other energy savings program in which the Company participates.

         Selling, general and administrative expenses increased by approximately $885,000, or 56%, from approximately $1,586,000 for the three months ended March 31, 1995 to approximately $2,471,000 for the three months ended March 31, 1996. This increase is primarily due to the additional selling, general and administrative expenses incurred in connection with operating Kemper, which the Company acquired in November 1995. Selling, general and administrative expenses increased as a percentage of revenue from approximately 33% to 44% for the three month periods ended March 31, 1995 and 1996, respectively. This increase is primarily due to the increase in selling, general and administrative expenses resulting from the Kemper acquisition, and the significantly reduced revenues derived from the Canadian Operations.

         Interest expense increased by approximately $82,000, or 200%, from approximately $41,000 for the three months ended March 31, 1995 to approximately $123,000 for the same period in 1996. This increase is principally due to the Company's increased net working capital borrowing requirements during the three months ended March 31, 1996 as compared to the same period in 1995, and, to a lesser extent, an increase in the Company's long-term debt obligations. The Company's loans are more fully described below in "Liquidity and Capital Resources."

         Interest income increased from approximately $1,000 for the three months ended March 31, 1995 to approximately $2,000 for the three months ended March 31, 1996. The increase of approximately $1,000 is primarily attributable to the increase of the amount of funds invested by the Company.

         The Company had other income of approximately $25,000 for the three months ended March 31, 1996 compared to no other income for the same period in 1995. The other income is primarily attributable to a non-refundable deposit from a completed utility program.

         The Company realized a gain on foreign currency transactions for the three months ended March 31, 1996 of approximately $33,000 compared to a gain of approximately $34,000 for the three months ended March 31, 1995. The decrease is immaterial and is primarily attributable to currency exchange volatility between the United States and Canada that resulted in a decrease in the value of the Canadian currency held by the Company at March 31, 1996.

         Income tax expense was approximately $54,000 for the three months ended March 31, 1995 compared to no income tax or benefit for the three months ended March 31, 1996. This change of approximately $54,000 was primarily due to the decrease in the Company's taxable income, which resulted because of lack of profitability, for the three months ended March 31, 1996. The Company has not recorded any potential income tax benefit that may be realized in future periods as a result of net operating loss carryforwards.

         The change from net income per share of $.05 per share for the first quarter of 1995 to a loss of $.11 per share for the first quarter of 1996 reflects the Company's net loss, and the greater number of shares of the Company's Common Stock outstanding as a result of the acquisition of Kemper completed by the Company in November 1995 and the private placements of the Company's Common Stock completed in December of 1995 and February of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1996, the Company used cash of approximately $1,101,000 for operating activities. The major use of cash was to finance the loss on operations and the growth in receivables during the three months ended March 31, 1996. In addition, the Company used cash of approximately $10,000 for investing activities, which was used to purchase additions to property and equipment. The Company also had cash of approximately $1,128,000 provided by financing activities, which activities included the sale by the Company of 908,094 shares of its Common Stock in its private placement completed in February 1996 (the "1996 Private Placement") and additional bank and other borrowings.

         The Company currently finances its capital expenditures, operating requirements, growth and portions of its acquisitions, through bank borrowing, the private sale of stock to investors, and financing arrangements with major suppliers. The Company did not generate a positive cash flow from operations during the three month periods ended March 31, 1996 and 1995. The Company's cash flow from operations is affected by utilities' payment policies under DSM programs, which generally provide payment to the Company only after four to ten weeks following the completion of an installation. As a result, the Company's accounts receivables from utilities for commercial and industrial projects average approximately 120 days. Although the Company anticipates its cash flow will continue to be affected by the payment policies of the utilities, as a forward-looking statement, management expects that as the Company reduces its participation in DSM programs, its cash flow will be favorably impacted. The Company's operating cash flow is also affected by the Company's maintaining inventory levels to support certain sales levels.

         In February 1996, the Company received net proceeds of approximately $1,196,000 from the closing of its 1996 Private Placement, in which it sold 908,094 shares of Common Stock. In December 1995, the Company received net proceeds of approximately $1,329,000 from the closing of a private placement (the "1995 Private Placement") in which it sold 1,243,556 shares of its Common Stock.

         Kemper had a $1,000,000 line of credit agreement with the Bank of Boston (the "Bank of Boston Line") when the Company acquired Kemper on November 20, 1995. In January 1996, Kemper refinanced the Bank of Boston Line by entering into a $2,000,000 revolving loan agreement (the "Revolving Loan") with People's Bank ("People's"), which terminates on January 30, 1997 unless extended by People's. The Revolving Loan bears interest at People's prime rate (8.25% at March 31, 1996) plus .75% per annum. At March 31, 1996, approximately $687,000 was outstanding under the revolving line. Aggregate borrowings under the Revolving Loan are limited to 80% of the value of Kemper's then existing eligible accounts. The Revolving Loan is secured by substantially all of the assets of Kemper and has been guaranteed by the Company.

         In August 1995, the Company entered into a $1,700,000 working capital line of credit (the "Line of Credit") with Shawmut Bank, N.A. ("Shawmut"), which terminates on June 1, 1996, unless extended by Shawmut (Shawmut has since been acquired by Fleet Bank, N.A. ("Fleet")). The Line of Credit replaced an earlier $1,200,000 line of credit that the Company entered into with Shawmut in February 1995. Interest on the Line of Credit currently accrues at Fleet's prime rate (8.25% at March 31, 1996) plus .5% per annum. The Company also entered into a $200,000 term loan (the "Term Loan") with Shawmut in July 1994, which requires 60 monthly payments of principal and interest. Interest on the Term Loan accrues at a fixed rate of 9.5% per annum. As of March 31, 1996, the Company had borrowed approximately $1,675,000 of the funds available under the Line of Credit and the balance for the Term Loan was approximately $136,000. Aggregate borrowings under the Line of Credit and Term Loan are limited to 80% of qualifying accounts receivables and 30% of qualifying inventories. Encon Canada has guaranteed the indebtedness to Fleet under the Line of Credit and the Term Loan.

         The Line of Credit and Term Loan contain the following restrictive financial covenants: (i) the Company must maintain a ratio of total current assets to total current liabilities of not less than 1:1, (ii) the Company must maintain a ratio of total liabilities to tangible net worth of not less than 1.25:1, and (iii) the Company must maintain a ratio of debt service payments to unfinanced capital expenditures, as further described in the loan documents, of not less than 1.15:1. Although the Company has violated these loan covenants, Fleet has not declared the Company in default and has allowed the Company to remain in violation of these covenants. The Company expects to receive written notification of such default, however, the Company is currently negotiating with Fleet for a waiver of these violations. In addition, Fleet has requested that the Company establish an alternative source of financing. Management expects that as a condition to such waiver the Company will be required to have such financing source in place on or before September 30, 1996.

         In July 1995, Encon Canada and Enera (the "Canadian Subsidiaries") received approval from the Canadian Imperial Bank of Commerce ("CIBC") for a $2,000,000 Cdn. ($1,470,000 U.S.) demand working capital line of credit subordinated to certain acquisition indebtedness. Amounts outstanding under a prior working capital line of credit approved by CIBC in October 1994 and amended in February 1995 were incorporated into the working capital line of credit approved in July

1995. At March 31, 1996,  approximately  $1,817,000 Cdn.  ($1,339,000  U.S.) was outstanding  under this line of credit.  Interest  accrues at CIBC's  prime rate
(7.5% at March 31, 1996) plus 2%. In addition, as of March 31, 1996, approximately $27,000 Cdn. ($20,000 U.S.) was outstanding under a term loan agreement with CIBC. This loan matures in August, 1997 and bears interest at a fixed rate of 7%. The Company and Encon Canada have guaranteed the indebtedness to CIBC under both the working capital line or credit and the term loan. The line of credit and the term loan are secured by the personal property of Encon Canada and Enera.

         In addition, the line of credit and term loan with CIBC contain certain restrictive covenants, as follows: (i) each of the Company and the Canadian Subsidiaries must maintain a ratio of current assets to current liabilities equal to or greater than 1.25:1, (ii) each of the Company and the Canadian Subsidiaries must maintain a ratio of debt to effective tangible net worth equal to or less than 2:1, and (iii) the Company and the Canadian Subsidiaries must maintain minimum shareholders' equity of $4,250,000 (U.S.) and $3,500,000 (Cdn.), respectively (the "Minimum Net Worth Requirement"). At March 31, 1996, the Company was not in compliance with the Minimum Net Worth Requirement. The Company has requested that CIBC execute a waiver of the Company's non-compliance solely for the year ended December 31, 1996. CIBC has requested that the Company establish an alternative source of financing to replace CIBC by July 15, 1996. As a forward-looking statement, the Company expects that the Canadian Sale will be completed on or before June 30, 1996. As a result, the requirement to establish an alternative source of financing to replace CIBC will not have to be satisfied.

         In December 1994, the Company entered into a $600,000 term loan with Public Service Conservation Resources Corporation ("PSCRC"), which requires 48 monthly payments of principal and interest. Interest on the PSCRC term loan accrues at the fixed rate of 15% per annum. As of March 31, 1996, the balance of the PSCRC term loan was approximately $475,000. The indebtedness due to PSCRC under this term loan is secured by a Loan, Assignment and Security Agreement by and between the Company, Encon Canada, and PSCRC.

         In July 1995, the Company entered into a revolving note agreement (the "Revolving Note") with PSCRC, whereby the Company may borrow up to $750,000 at an interest rate of 12% per annum. At March 31, 1996, outstanding borrowings under the Revolving Note were approximately $749,000. The Revolving Note matures in June 1996. In addition, in November 1995, the Company entered into two short term loans with PSCRC for $125,000 and $350,000, each with an interest rate of 13% per annum.

         In addition, since September 1995, PSCRC has advanced an aggregate of $900,000 (the "Indebtedness") to the Canadian Subsidiaries. The Indebtedness is evidenced by a four year $900,000 term note from the Canadian Subsidiaries to PSCRC (the "Term Note") that bears interest at the rate of thirteen percent (13%) per annum and is secured by the Canadian Subsidiaries' backlog of sales orders received, but upon which the Canadian Subsidiaries have not yet begun installation (the "Backlog Contracts"). The Company has agreed to maintain the value of the Backlog Contracts during the term of the Term Note at a level that is not less than eight (8) times the sum of the outstanding principal balance under the Term Note plus all unpaid accrued interest thereon, if any.

The Indebtedness will require 48 monthly payments of interest and a balloon payment of principal on the due date.

         As  a  forward-looking   statement,   the  Company  expects  to  use  a
significant portion of the net proceeds received from the Canadian Sale to reduce amounts outstanding for long-term debt, notes and accounts payable.

         In August 1992, the Company entered into a third party lease agreement (the "Lease Agreement") with National Trust Company ("National") to finance the purchase of $341,000 (Cdn.) of equipment that was installed pursuant to a GEPP contract (the "GEPP Contract"). The amount due from the Company to the leasing company is payable in monthly installments through January 1998. In connection with the Lease Agreement and as security for the payments due thereunder, the Company has assigned to National all of the payments due thereunder. In March 1993, the Company entered into an additional lease agreement to finance the purchase of $121,000 (U.S.) of equipment pursuant to the GEPP Contract. This 1993 lease contains all of the same terms and conditions as the 1992 lease, including monthly installments through January 1998.

         In December 1993, the Company entered into an additional lease agreement (the "1993 Lease Agreement") with National to finance the purchase of approximately $1,125,000 (U.S.) of equipment that was installed pursuant to a separate GEPP contract (the "1993 GEPP Contract"). The Company is making monthly installments to National through March 1998. As security for the payments due under the 1993 Lease Agreement, the Company has assigned to National all of the payments due the Company under the 1993 GEPP Contract.

         The Company currently does not have material commitments for capital expenditures but it bids on large energy savings contracts in which the Company obtains independent financing to purchase the equipment needed for such large contracts. The Company's success in obtaining large contracts and the financing for the equipment therefore will have a material effect on the Company's operations.

         The  Company  routinely  explores   potential   acquisitions  that  are
complementary or related to the Company's business. The Company currently has no material commitments for acquisitions.

         INFLATION

         To date, inflation has not had a material effect on the Company's business.

                           PART II - Other Information


ITEM 1.  LEGAL PROCEEDINGS.  Not Applicable.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5. OTHER INFORMATION. In April 1996, the Company hired Thomas R. Beamer to become its new Chief Financial Officer. Mr. Beamer was the Senior Vice President and Controller of Hobbs Group, Inc. from April 1985 until April 1995, and Mr. Beamer holds a Bachelor of Arts degree in Accounting from Lycoming College.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    EXHIBITS.  The following exhibit is filed herewith:

         Exhibit
           No.                   Title
         -------                 -----
           27           Financial Data Schedule

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ENCON SYSTEMS, INC.


Date:  May 20, 1996                              By: /s/ Alan L. Freidman
                                                     ---------------------
                                                     Alan L. Freidman
                                                     Chief Executive Officer


Date:  May 20, 1996                                   /s/ Thomas Beamer
                                                      -----------------
                                                      Thomas Beamer
                                                      Chief Accounting Officer