Form 10KSB/A
period 1995-12-31
ENCON SYSTEMS INC
filed 1996-06-12
CIK 885077

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                  AMENDMENT TO

           ANNUAL REPORT FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission File Number
    December 31, 1995                                             1-11065
- -------------------------                                -----------------------

                               ENCON SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

           Delaware                                              04-3069270
- -------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

          86 South Street,                                         01748
- ----------------------------                                     ----------
    Hopkinton, Massachusetts                                     (Zip Code)

(Address of Principal Executive Offices)

         Issuer's Telephone Number, Including Area Code: (508) 435-7700
                                                        ---------------

                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB as set forth in the pages attached hereto:

             (List all such items, financial statements, exhibits or
                            other portions amended.)

         1.       Part II:  Item 7 - Financial Statements

         2.       Part III:  Item 13 - Exhibits and Reports on Form 8-K


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ENCON SYSTEMS, INC.

Date:  June 11, 1996                               By: /s/ Alan L. Freidman
                                                       --------------------
                                                       Alan L. Freidman
                                                       Chief Executive Officer


                                     PART II

ITEM 7.  FINANCIAL STATEMENTS.

         The following financial statements are filed as part of this report:

                                                                           Page

Independent Auditors' Reports ...........................................  F-2-4

Consolidated Balance Sheets as of December 31, 1995 and 1994 ............  F-6

Consolidated Statements of Operations for the years ended
December 31, 1995 and 1994 ..............................................  F-8

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1995 and 1994...............................................  F-9

Consolidated Statements of Cash Flows for the years ended December
31, 1995 and 1994........................................................  F-10

Notes to Consolidated Financial Statements ..............................  F-11






                                    PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.

         (1)      The following exhibits are filed herewith:

Exhibit
   No.                                               Title
   ---                                               -----
  10a*            Letter of Intent by and among Kemper Management Services, Inc., the United
                  Illuminating Company and Precision Power, Inc., dated February 7, 1996.

  10b*            Lease for premises at 82 Burlews Court, Hackensack, New Jersey.

  10c*            Lease for premises at 1635 West University Parkway, Sarasota, Florida.

  10d*            Lease for premises at 107 Oakwood Drive, Glastonbury, Connecticut.

  18*             Letter on Change in Accounting Principles.

  21*             List of Subsidiaries of ENCON Systems, Inc.

 23a              Consent of KPMG Peat Marwick LLP.

 23b              Consent of Craig J. Delfino, CPA.

 23c              Consent of Coopers & Lybrand L.L.P.

- ---------------------
* Previously filed with the Commission on April 16, 1996.

         (2) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 filed with the Commission on November 20, 1995 and are incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
10a               Commercial Revolving Line of Credit Agreement by and between Shawmut Bank,
                  N.A. ("Shawmut"), and ENCON Systems, Inc., dated August 15, 1995.

10b               Commercial Revolving Line of Credit Promissory Note from ENCON Systems, Inc.
                  to Shawmut, dated August 15, 1995.

         (3) The following exhibits were filed as part of the Company's Current Report on Form 8-K filed with the Commission on January 11, 1995 and are incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
10a               Share Purchase Agreement by and among ENCON Systems, Inc., 1111567 Ontario
                  Inc. and Peter Heudier.

10b               Share Exchange Agreement by and between ENCON Systems, Inc. and Peter
                  Heudier.

10c               Guarantee of ENCON Systems, Inc.

10d               Key Employee Agreement by and between Enera and Peter Heudier.

10f               Indemnity Agreement by and among ENCON Systems, Inc., 1111576 Ontario Inc.,
                  Enera Inc., Peter Heudier and Cathy Heudier.

         (4) The following exhibits were filed as part of the Company's Post-Effective Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-57556) originally filed with the Securities and Exchange Commission (the "Commission") on September 6, 1994 and are incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
10a               Agreement  between  the  Company and  National  Trust  Company
                  ("National"),  relating to the Lease and Assignment Agreements between the Company and National, dated December 15, 1993.

10b               Agreement between the Company and Texas Utilities Electric Company.

         (5) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994 filed with the Commission on November 14, 1994 and are incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
10a               Credit Agreement by and between Canadian Imperial Bank of Commerce ("CIBC")
                  and BFR Industries Ltd.

Exhibit
   No.                                               Title
   ---                                               -----
10b               Form of Security Agreement by and between CIBC and Encon Canada Systems Inc.
                  ("Encon Canada").

10c               Form of Guarantee from Encon Canada to CIBC.

         (6) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994 filed with the Commission on August 15, 1994 and are incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
 10c              Commercial Term Promissory Note, dated July 20, 1994, by and between the
                  Company and Shawmut.

 10d              Commercial Term Loan Agreement, dated July 20, 1994, by and between the
                  Company and Shawmut.

 10e              Security Agreement, dated July 20, 1994, by and between the Company and
                  Shawmut.

 10f              Corporate Guarantee of Leader Lighting and Energy Services, Inc. ("Leader
                  Lighting", now Encon Systems Canada, Inc.) to Shawmut.

 10g              Agreement, dated March 23, 1994, by and between Leader Lighting and Bona
                  Building and Management Co. Ltd.

         (7) The following exhibit was filed as part of the Company's Form S-3 Registration Statement (No. 33-81822) declared effective by the Commission on July 29, 1994 and is incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
 3a               Certificate of Amendment of Certificate of Incorporation, dated May 26, 1994.

         (8) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994 and Amendment No. 1 thereto filed with the Commission on May 16, 1994 and July 15, 1994, respectively, and are incorporated herein by reference.

Exhibit
   No.                                               Title
   ---                                               -----
10a               1994 Formula Stock Option Plan, as amended.

10b               Agreement by and between BFR Industries Ltd. and the Elgin County Board of
                  Education.

         (9) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB filed with the Commission on April 18, 1994 and are incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
 10a              Amended and Restated Key Employee Agreement between the Company and Robin
                  E. Read.

 10b              1992 Stock Option Plan, as amended.

 10d              Asset Purchase Agreement by and among the Company, K&S Energy Products, Inc.
                  and the Shareholders of K&S Energy Products, Inc.

 10m              Asset Purchase Agreement by and among the Company, Delavan Energy Services,
                  Inc. and Dunvegan Corporation.

 10n              Amendment, dated March 7, 1994, to Stock Purchase and Sale Agreement by and
                  among the Company, Elray Services, Inc. ("Elray") and the Stockholders of Elray.

 10o              Consulting Agreement by and between the Company and J.W. Barclay and Co., Inc.

         (10) The following exhibits were filed as part of the Company's Form SB-2 Registration Statement (No. 33-57556) declared effective by the Commission on December 3, 1993 and are incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
 3a               Certificate of Incorporation, as amended.

 10d              1992 Stock Option Plan.

 10e              Leases for premises at 555 Wentworth Street E, Units 1 and 2, Oshawa, Ontario.

Exhibit
   No.                                               Title
   ---                                               -----
 10f              Lease for premises at 71 Marycroft Avenue, Unit 16, Woodbridge, Ontario, dated
                  April 30, 1992.

 10g              Lease for premises at 86 South Street, Hopkinton, Massachusetts, dated June 4, 1993.

 10h              Lease for premises at One Bridge Plaza, Marginal and North Central Road, Fort Lee,
                  New Jersey, dated September 2, 1993.

 10i              Lease for premises located at 1490 Broadway, Hewlett, New York, dated February
                  1, 1993.

 10p              Small Commercial and Industrial Lighting Construction Agreement between the
                  Company and Public Service Conservation Resources Corporation, dated August 26,

                  1993.

 10q              Leases for premises at 4801 Keele Street, Units 28, 29 and 30, Downsview, Ontario,
                  dated November 15, 1993.

         (11) The following exhibits were filed as part of the Company's Current Report on Form 8-K filed with the Commission on November 12, 1993 and are incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
 10a              Share Purchase Agreement by and among 1050822 Ontario Inc., ENCON Systems,
                  Inc., Christopher Gerard Morneau, and G. Morneau Investments Limited.

 10b              Share Purchase Agreement by and among 1050822 Ontario Inc., ENCON Systems,
                  Inc., and Patricia A. Morneau.

 10c              Memorandum of Agreement by and among ENCON Systems, Inc., 1050822 Ontario
                  Inc., G. Morneau Investments Limited and C. Gerard Morneau.

 10d              Memorandum of Agreement by and among ENCON Systems, Inc., 1050822 Ontario
                  Inc. and Patricia Morneau.

 10e              Promissory Note from 1050822 Ontario Inc. to G. Morneau Investments Limited for
                  $591,000 (Cdn.).

Exhibit
   No.                                               Title
   ---                                               -----
 10f              Promissory Note from 1050822 Ontario Inc. to C. Gerard Morneau for $196,016
                  (Cdn.).

 10g              Promissory Note from 1050822 Ontario Inc. to Patricia A. Morneau for $509,000
                  (Cdn.).

 10h              Promissory Note from 1050822 Ontario Inc. to Patricia Morneau for $15,000 (Cdn.).

 10i              Guarantee by and between ENCON Systems, Inc. and G. Morneau Investments
                  Limited.

 10j              Guarantee by and between ENCON Systems, Inc. and C. Gerard Morneau.

 10k              Guarantee by and between ENCON Systems, Inc. and Patricia Morneau.

 10l              General Security Agreement by and between Leader Lighting and Energy Services
                  Inc. and G. Morneau Investments Limited.

 10m              General Security Agreement by and between Leader Lighting and Energy Services
                  Inc. and Christopher Gerard Morneau.

 10n              General Security Agreement by and between Leader Lighting and Energy Services
                  Inc. and Patricia Morneau.

 10o              Share Exchange Agreement by and between ENCON Systems, Inc. and G. Morneau
                  Investments Limited.

 10p              Key Employment Agreement by and between Leader Lighting and Energy Services
                  Inc. and C. Gerard Morneau.

         (12) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB filed with the Commission on April 15, 1993 and are incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
 10a              Lease for premises at 10 Queens Quay West, Suite 311, Toronto, Ontario, dated
                  January 15, 1993.

 10b              Employment Agreement between the Company and Alan L. Freidman.

Exhibit
   No.                                               Title
   ---                                               -----
 10c              Employment Agreement between the Company and Arnold Freidman.

 10d              Employment Agreement between the Company and Adrien W. Hebert, Jr.

 10h              Informal Agreement between the Company and its Executive Officers relating to
                  Automobiles.

 10i              Agreement between BFR Industries Ltd. and Belle-Bridge Development Limited,
                  dated January 10, 1992.

 10j              Agreement  between  the  Company and  National  Trust  Company
                  ("National") relating to the Lease and Assignment Agreements between the Company and National, dated August 24, 1992.

         (13) The following  exhibits  were filed as part of the Company's  Form
S-18  Registration   Statement  (No.   33-45982-B)  declared  effective  by  the
Commission on April 14, 1992 and are incorporated herein by reference:

Exhibit
   No.                                               Title
   ---                                               -----
 3a               Certificate of Incorporation.

 3b               Bylaws.

 4b               Specimen Common Stock Certificate.

 10f              1991 Stock Option Plan.

Executive Compensation Plans and Arrangements.

         a. The following exhibits relating to executive compensation plans and arrangements were filed as part of the Company's Annual Report on Form 10-KSB with the Commission on April 18, 1994:

Exhibit
   No.                                               Title
   ---                                               -----
 10a              Amended and Restated Key Employee Agreement between the Company and Robin
                  E. Read.

Exhibit
   No.                                               Title
   ---                                               -----
 10b              1992 Stock Option Plan, as amended.

         b. The following exhibits relating to executive compensation plans and arrangements were filed with the Commission as exhibit number 10d to the Company's Form SB-2 Registration Statement (33-57556) declared effective on December 3, 1993:

Exhibit
   No.                                               Title
   ---                                               -----
 10d              1992 Stock Option Plan.

         c. The following exhibits relating to executive compensation plans and arrangements were filed with the Commission as part of the Company's Annual Report on Form 10-KSB filed with the Commission on April 15, 1993 as follows:

Exhibit
   No.                                               Title
   ---                                               -----
 10b              Employment Agreement between the Company and Alan L. Freidman.

 10c              Employment Agreement between the Company and Arnold Freidman.

 10d              Employment Agreement between the Company and Adrien W. Hebert, Jr.

 10h              Informal Agreement between the Company and its Executive Officers relating to
                  Automobiles.

         d. The following exhibit relating to executive compensation plans and arrangements was filed with the Commission as exhibit number 10g to the Company's Form S-18 Registration Statement (33-45982-B) declared effective by the Commission on April 14, 1992:

                  (i)      1991 Stock Option Plan.

(B)  REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K, dated November 7, 1995, reporting that on November 2, 1995, it entered into an Agreement and Plan of Merger with Kemper (the "Merger Agreement"), which the Company expected to close on or before November 30, 1995.

         The Company filed an amendment on Form 8-K/A, dated November 9, 1995, to its Current Report on Form 8-K, dated November 7, 1995, to provide additional information regarding the consideration to be exchanged in connection with the Merger Agreement.

         The Company filed a Current Report on Form 8-K, dated November 20, 1995, reporting that on November 20, 1995, it acquired all of the outstanding stock of Kemper in exchange for (i) 675,000 shares of the Company's Common Stock, (ii) promissory notes in the aggregate amount of approximately $534,000, and (iii) cash of approximately $842,000. Kemper is a leading provider of energy resource management services, primarily to the residential market.

         The Company filed an amendment on Form 8-K/A, dated January 24, 1996, to its Current Report on Form 8-K, dated November 20, 1995, to provide the audited financial statements and pro forma financial information for the acquisition of Kemper.

                         INDEX TO FINANCIAL STATEMENTS


                                                                           Page

Independent Auditors' Reports ...........................................  F-2-4

Consolidated Balance Sheets as of December 31, 1995 and 1994 ............  F-6

Consolidated Statements of Operations for the years ended
December 31, 1995 and 1994 ..............................................  F-8

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1995 and 1994...............................................  F-9

Consolidated Statements of Cash Flows for the years ended December
31, 1995 and 1994........................................................  F-10

Notes to Consolidated Financial Statements ..............................  F-11


                                CRAIG J. DELFINO
- --------------------------------------------------------------------------------
                        -------------------------------
                          Certified Public Accountant
                                 7630 Post Road
                           North Kingstown, RI 02852
                                                                   (401)294-1210
                                                                   (401)884-6694
                                                                Fax(401)294-2090

                        Report of Independent Accountant
                        --------------------------------


The Stockholders and Board of Directors
Enera Inc.
1105929 Ontario Limited and Subsidiaries

     I have audited the accompanying balance sheet of 1105929 Ontario Limited and Subsidiaries as of December 31, 1994, and the related statements of operations, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1105929 Ontario Limited and Subsidiaries as of December 31, 1994, and the resukts of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                            Craig J. Delfino CPA

                                                            /s/ Craig J. Delfino
                                                            --------------------

                                                            February 17, 1995


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1995 and 1994


                   (With Independent Auditors' Report Thereon)







                          Independent Auditors' Report
                          ----------------------------


The Stockholders and Board of Directors
Encon Systems, Inc. and subsidiaries:


We have audited the accompanying consolidated balance sheets of Encon Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. For the year ended December 31, 1994, we did not audit the financial statements of Enera, Inc., a wholly owned subsidiary, which statements reflect total assets of 12% and total revenues constituting 16% of the related 1994 consolidated totals. These statements before restatement for the change in accounting were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included for Enera, Inc., is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Encon Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The Company's financial statements for 1994 were previously prepared on the basis of completed contract method for long term contracts. As more fully described in note 2b to the consolidated financial statements, the Company changed its method of accounting for long term contracts from completed contract to percentage of completion in the current year. Consequently, the Company's consolidated financial statement for 1994 referred to above have been restated to conform with current year presentation. We also audited the adjustments described in note 2 that were applied to restate the 1994 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.


The Stockholders and Board of Directors
Encon Systems, Inc. and subsidiaries
Page Two


The accompanying financial statements for 1995 have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company's loss from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                           KPMG Peat Marwick LLP


Boston, Massachusetts
April 3, 1996



                                      F-4




                            INTENTIONALLY LEFT BLANK





                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994


                                 Assets                                              1995             1994
                                 ------                                              ----             ----
Current assets:
     Cash                                                                    $              -           253,050
     Accounts receivable, trade, net (notes 4 and 5)                                7,460,777         5,797,280
     Finished goods inventories                                                     1,228,389           851,096
     Costs in excess of billings                                                       44,883            35,128
     Prepaid expenses and other current assets                                        240,262           196,103
     Notes receivable from officers (note 6)                                          100,967           134,196
     Refundable income tax credits                                                    263,383           251,121
                                                                                -------------     -------------
            Total current assets                                                    9,338,661         7,517,974
                                                                                -------------     -------------

Property and equipment, net (note 7)                                                  614,027           374,961
                                                                                -------------     -------------

Long-term accounts receivable, net (note 5)                                         1,550,189         2,509,975
Long-term lease receivables                                                            84,682           105,670
Organizational costs, net of accumulated amortization of
     $44,957 in 1995 and $32,067 in 1994                                               39,481            61,513
Other assets, net                                                                     449,048           256,084
Cost in excess of net assets of businesses acquired, net
     (note 3)                                                                       4,784,645         2,424,793
                                                                                -------------     -------------






            Total assets                                                     $     16,860,733        13,250,970
                                                                                =============     =============



     Liabilities, Minority Interest and Stockholders' Equity                                   1995             1994
     -------------------------------------------------------                                   ----             ----
Current liabilities:
     Cash overdraft                                                                  $        754,680                 -
     Notes payable to bank (note 8)                                                         3,621,647         1,660,764
     Note payable to utility                                                                  626,788                 -
     Current portion of notes payable to stockholders (note 9)                                346,785           201,724
     Current portion of long-term debt (note 10)                                              262,394           288,717
     Current portion of GEPP financing (note 5)                                               372,694           337,004
     Accounts payable                                                                       3,281,276         2,208,498
     Accrued expenses                                                                       1,119,124           579,851
     Billings in excess of costs                                                              424,968           103,935
                                                                                        -------------     -------------
            Total current liabilities                                                      10,810,356         5,380,493
                                                                                        -------------     -------------

Long-term GEPP financing (note 5)                                                             625,983           969,134
Notes payable to stockholders, net of current portion (note 9)                                321,323            21,701
Long-term debt, net of current portion (note 10)                                            1,353,854           651,913
Other long-term debt                                                                           32,872                 -
                                                                                        -------------     -------------
            Total liabilities                                                              13,144,388         7,023,241
                                                                                        -------------     -------------

Minority interest (note 13)                                                                   896,980           896,980

Stockholders' equity (notes 9 and 12):
     Preferred stock, $.01 par value; 1,000,000 shares authorized,
        none issued                                                                                 -                 -
     Common stock, $.01 par value; 8,000,000 shares authorized,
        4,258,634 shares issued and outstanding (2,340,078 in 1994)                            42,587            23,401
     Additional paid-in capital                                                             7,452,863         5,433,971
     Accumulated deficit                                                                   (4,693,224)         (117,682)
     Cumulative translation adjustment                                                         17,139            (8,941)
                                                                                        -------------     -------------
            Total stockholders' equity                                                      2,819,365         5,330,749
                                                                                        -------------     -------------

            Total liabilities, minority interest and stockholders' equity            $     16,860,733        13,250,970
                                                                                        =============     =============


          See accompanying notes to consolidated financial statements.



                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                     Years ended December 31, 1995 and 1994


                                                                                             1995               1994
                                                                                             ----               ----

Net sales and revenues (notes 3, 16 and 17)                                        $      16,696,899         17,238,275

Cost of sales (note 16)                                                                   13,339,904         11,441,084
                                                                                      --------------     --------------

            Gross profit                                                                   3,356,995          5,797,191

Selling, general and administrative expenses                                               7,501,452          5,276,111
                                                                                      --------------     --------------

            Income (loss) from operations                                                 (4,144,457)           521,080
                                                                                      --------------     --------------

Other income (expense):
     Interest expense (net)                                                                 (453,486)           (88,492)
     Foreign currency exchange gain (loss)                                                    83,433           (124,505)
     Other                                                                                    (3,247)             9,468
                                                                                      --------------     --------------
                                                                                            (373,300)          (203,529)
                                                                                      --------------     --------------

            Income (loss) before income taxes                                             (4,517,757)           317,551

Income tax (expense) benefit (note 14)                                                       (57,785)           178,197
                                                                                      --------------     --------------

            Net income (loss)                                                      $      (4,575,542)           495,748
                                                                                      ==============     ==============

Net income (loss) per share                                                        $           (1.63)               .19
                                                                                      ==============      =============

Pro forma data (unaudited):
     Historical net earnings (loss)                                                       (4,575,542)           495,748
     Salaries and benefits                                                                         -             91,133
                                                                                      --------------     --------------

            Proforma net income (loss)                                             $      (4,575,542)           586,881
                                                                                      ==============     ==============

Pro forma net income (loss) per share                                              $           (1.63)               .23
                                                                                      ==============      =============

Weighted average number of common shares outstanding (note 2k)                             2,814,330          2,580,694
                                                                                      ==============     ==============


          See accompanying notes to consolidated financial statements.




                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1995 and 1994



                                                   Common stock            Additional                   Cumulative         Total
                                             -------------------------      paid-in       Accumulated   translation    stockholders'
                                                Shares         Amount       capital         deficit     adjustment        equity
                                                ------         ------      -------         -------      ----------        ------

Balance, December 31, 1993, as previously
     reported                                  1,980,075   $   19,801  $   3,603,113   $  (1,046,665)   $   12,591   $   2,588,840
     Adjustment for the cumulative effect
        on prior years of applying retro-
        actively percentage of completion
        (note 2b)                                      -            -              -         433,235             -         433,235
                                             -----------      -------  -------------   -------------    ----------  --------------

Balance, December 31, 1993, as adjusted        1,980,075       19,801      3,603,113        (613,430)       12,591       3,022,075

     Issuance of common stock in private
        placement, net of expenses of
        $422,426                                 375,000        3,750      1,452,574               -             -       1,456,324
     Issuance of common stock for Delavan         35,000          350        155,400               -             -         155,750
     Issuance of common stock for K&S             50,000          500        221,884               -             -         222,384
     Return of escrow shares (note 12)           (99,997)      (1,000)         1,000               -             -               -
     Change in cumulative translation
        adjustment                                     -            -              -               -       (21,532)        (21,532)
     Net income                                        -            -              -         495,748             -         495,748
                                             -----------      -------  -------------   -------------    ----------  --------------

Balance, December 31, 1994                     2,340,078       23,401      5,433,971        (117,682)       (8,941)      5,330,749

     Issuance of common stock in private
        placement, net of expenses of
        $548,442 (note 12)                     1,243,556       12,436      1,316,892               -             -       1,329,328
     Issuance of common stock for Kemper
        Management Services (note 3)             675,000        6,750        702,000               -                       708,750
     Change in cumulative translation
        adjustment                                     -            -              -               -        26,080          26,080
     Net loss                                          -            -              -      (4,575,542)            -      (4,575,542)
                                             -----------      -------  -------------   -------------    ----------  --------------

Balance, December 31, 1995                     4,258,634   $   42,587  $   7,452,863   $  (4,693,224)   $   17,139  $    2,819,365
                                             ===========      =======  =============   =============    ==========  ==============


          See accompanying notes to consolidated financial statements.


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1995 and 1994

                                                                                             1995                1994
                                                                                             ----                ----
     Net income (loss)                                                                  $ (4,575,542)           495,748
     Adjustments to reconcile net income (loss) to net cash used for operating activities:
           Depreciation and amortization                                                     275,756            286,833
           Refundable income tax credits                                                     (12,262)          (125,890)
           Loss on disposal of assets                                                              -              4,765
           Changes in assets and  liabilities,  net of effects of acquisition of businesses:
                  Accounts receivable, net                                                 1,013,499         (3,199,077)
                  Leases receivable                                                           20,988             70,141
                  Inventories                                                               (217,796)           878,150
                  Costs in excess of billings                                                 (9,755)           208,094
                  Prepaid expenses and other current assets                                  (30,377)          (112,829)
                  Accounts payable                                                           447,839           (460,670)
                  Billings in excess of costs                                                321,033            (16,850)
                  Accrued expenses                                                          (915,865)           (55,388)
                  Other assets, net                                                         (144,915)           132,957
                                                                                       -------------     --------------
                         Net cash used for operating activities                           (3,827,397)        (1,894,016)
                                                                                       -------------     --------------

Cash flows from investing activities:
     Additions to property and equipment, net                                                (49,245)           (67,943)
     Net cash used for acquisition of business net of cash acquired                         (827,726)                 -
                                                                                       -------------     --------------
                         Net cash used for investing activities                             (876,971)           (67,943)
                                                                                       -------------     --------------

Cash flows from financing activities:
     Increase in cash overdraft                                                              754,680                  -
     Issuance (payments) of notes receivable from officers                                    33,229            (53,229)
     Proceeds from note payable to bank                                                    1,313,619            413,072
     Proceeds from note payable to utility                                                   626,788                  -
     Payments on loans from stockholders                                                     (24,068)          (746,711)
     Net proceeds from long-term debt                                                        391,662            899,849
     Issuance of common stock                                                              1,329,328          1,456,324
                                                                                       -------------     --------------
                         Net cash provided by financing activities                         4,425,238          1,969,305
                                                                                       -------------     --------------

Effect of exchange rate changes on cash                                                       26,080            (21,532)
                                                                                       -------------     --------------

Net decrease in cash                                                                        (253,050)           (14,186)

Cash at beginning of year                                                                    253,050            267,236
                                                                                       -------------     --------------

Cash at end of year                                                                 $              -            253,050
                                                                                       =============     ==============

Supplemental disclosures of cash flow information:
      Cash paid for:
        Interest                                                                    $      1,151,871            546,511
                                                                                       =============     ==============
        Income taxes                                                                $         22,267              6,233
                                                                                       =============     ==============


          See accompanying notes to consolidated financial statements.



                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1994


(1)   NATURE OF BUSINESS AND LIQUIDITY
      Encon Systems, Inc. and subsidiaries (the "Company") market and sell lighting products to customers of electrical utility companies through utility energy conservation programs sponsored by electric utility companies. The Company also participates in energy management programs in conjunction with customers and electric utility companies which include contracts for installation of automated control systems and heating, ventilation and air conditioning systems, and subsequent monitoring of such systems.

      The Company was incorporated on December 1, 1989, as a Rhode Island corporation, and on January 21, 1992, merged into a newly formed Delaware corporation with the same name (see note 12). In June 1993, the Company changed its name from Mr. Bulb Co. to Encon Systems, Inc.

      The Company's financial  statements  for the year ended December 1995 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,575,542 for the year ended December 1995, and had a working capital deficit of $1,471,695, an accumulated deficit of $4,693,224 and is in default of its bank loans (note 8). The Company's working capital at December 31, 1995 plus projected cash flows from ongoing operations will not be sufficient to meet current obligations as presently structured. Management recognizes that the Company must generate additional financing and modify its operating costs to enable it to continue to operate. Management's plans include consideration of the sale of all or part of its Canadian subsidiary. Negotiations are proceeding with a utility for a sale which has resulted in an agreement in principal for a 51% sale of the Canada operations for $3.1 million. Consideration of interim financing is also being negotiated with other parties.

      In that connection, the Company has retained investment banking counsel to advise it on the possibility of interim financing as well as the potential sale referenced above. The Company has also retained independent consultants to assist it to identify other entities interested in an alliance or partnership with the Company. Management expects that these efforts will result in the introduction of other parties with interest and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. Accordingly, there is substanital doubt about the Company's ability to continue as a going concern.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (a) Basis of Presentation
      The consolidated financial statements of the Company include the accounts of all subsidiaries.

      The consolidated financial statements of the Company include subsidiary operating results as of the respective acquisition dates, which were accounted for under the purchase method of accounting (see note 3).

                                                                     (Continued)


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The consolidated financial statements of the Company have been prepared to give retroactive effect to subsidiaries that were accounted for using the pooling of interests (see note 3) method of accounting.

      Certain reclassifications were made to the 1994 consoldiated financial statements to conform to the 1995 presentation.

      (b)Change in Method of Accounting for Utility Company Conservation Program The Company has accounted for revenue and costs for construction contracts completed generally after thirty days by using the percentage of completion method in 1995, whereas in prior year revenue and costs were determined by the completed contract method. With the acquisition of Enera on December 31, 1994, which is principally engaged in long-term contracts, the Company believes it is preferable to change to the percentage of completion method. Accounting Research Bulletin #45 addresses preferability of method for accounting for income from long term construction-type contracts. Financial statements of the prior year have been restated to apply the new method retroactively. The effect of the accounting change on income and the related per share amounts of 1995 and 1994 is a decrease to net income of $(14,216), or, less than .01 per share; and a decrease in net income of $(521,305), or, $(.20) per share, respectively. The balances of retained earnings for 1995 and 1994 have been adjusted for the effect of applying retroactively the new method of accounting.

      (c) Sales and Revenue Recognition

         Product Sales
         -------------
         Revenue is recognized at the time of shipment for sales of lighting products.

         Utility Company Conservation Programs
         -------------------------------------
         For financial statement purposes, revenues and profit are recorded using the percentage-of-completion method for certain contracts based on the duration of time to completion. The percentage of completion is determined by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. If estimated total costs on any of these contracts indicate a loss, the loss is recognized immediately. Revenues and profits on all contracts completed within thirty days are recorded under the completed contract method.

         Costs and estimated earnings in excess of billings on uncompleted contracts, as reflected on the accompanying consolidated balance sheet, comprise amounts of revenue recognized on contracts for which billings have not been rendered. Billings in excess of costs and estimated earnings on uncompleted contracts comprise amounts of billings recognized on contracts for which costs have not been incurred.

                                                                     (Continued)

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Guaranteed Energy-savings Contracts
         -----------------------------------
         The Company enters  into  guaranteed  energy-savings  contracts ( a DSM program sponsored by Ontario Hydro) whereby in exchange for the Company installing energy-efficient equipment, the customer agrees to pay the Company a minimum level of utility payments over the life of the contract, and the Company agrees to receive the utility bills on behalf of the customer and pay the utility bills out of the minimum payments received. These contracts include Guaranteed Energy Performance Program contracts ("GEPP contracts"). At the time the equipment is installed if risk of ownership has passed to the customer and if the customer's energy savings, and therefore utility bills, are reliably determined based on the results of an independent engineering study, then the Company recognizes revenue, on a discounted basis, for the difference between the minimum payments to be received from the customer and the estimated amounts due to the utility. The Company also accrues on a discounted basis the estimated costs to monitor the energy equipment. In addition, the Company recognizes incentive rebates due from the utility for the installation of the equipment at the time of installation based on the results of an independent engineering study. The rebate is generally paid by the utility over a three-year period plus interest at a predetermined rate.

         The Company monitors  the  actual  energy   consumption   results  with
            estimated results and adjusts the accounts receivable and accounts payable balances. Any increase in estimated net revenues would result in a credit to income in the period in which the Company receives the increase in cash. Any decrease in projected revenue would be charged to income in the earliest period that such decrease is known. If the risk of ownership has not passed to the customer or if the customer's energy savings cannot be reliably determined, then the income on the contract would be recognized on a month-to-month basis.

      (d) Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (e) Concentrations of Credit Risk
      Financial   instruments   which   potentially   subject   the  Company  to
         concentrations of credit risk consist principally of trade accounts receivable and long-term accounts receivable. Accounts receivable from utilities related to rebate programs and incentives are due primarily from three electric utility companies in 1995 and 1994. These rebates and incentives represent 25% of the combined trade and long term receivables in both 1995 and 1994, respectively.

      (f) Inventories
      Inventories consist of lighting fixtures, fixture components,  light bulbs
         (finished goods), and sensors used in control systems and are stated at the lower of cost or market. Cost is determined by the specific identification method.

                                                                     (Continued)


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (g) Property and Equipment
      Property and equipment are stated at cost. Depreciation and amortization is provided for by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes over the estimated useful lives of the related assets as follows:

                 Furniture and fixtures                             7 years
                 Equipment                                      5 - 7 years
                 Delivery vehicles                                  5 years
                 Leasehold improvements                             5 years

      (h) Deferred Financing and Organizational Costs
      Deferred financing costs are amortized over the terms of the related financing agreements. Organizational costs are amortized over five years using the straight-line method.

      (i) Intangible Assets
      The excess of cost over net assets of businesses acquired is amortized on a straight-line basis over a range of seven to twenty years for the Kemper Management Services Acquisition, Leader Lighting, K&S, Delavan and the Marathon acquisitions (note 3(b)). A covenant not to compete, included in other assets, is amortized on a straight line basis over six years.

      The Company evaluates the  recoverability  of the  intangible by assessing whether the amortization of the asset balance can be recovered through expected future results. Expected future results are based on historical trends, sales forecasts and market trends projected over the remaining lives of the excess of cost over net assets acquired.

      (j) Income Taxes
      Effective  January  1,  1992,  Encon  Systems,   Inc.   terminated  its  S
         corporation election and the S corporation retained earnings were contributed to the capital of the Company by the stockholders. Beginning January 1, 1992, the Company is liable for federal and state taxes and accounts for income taxes according to the liability method whereby deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financing statement reporting purposes.

      (k) Earnings Per Share
      Earnings per share of common stock are based on the weighted average number of shares of common stock and common stock equivalents (note 12) outstanding, adjusted, when dilutive, for the number of shares issuable upon assumed exercise of stock options and warrants after the assumed repurchase of shares with the related proceeds.

      (l) Foreign Currency Translation
      The Company's Canadian  subsidiaries  maintain  their books and records in
         Canadian dollars. Assets and liabilities of these operations are translated into U.S. dollars at the prevailing exchange rate at the balance sheet date. Revenues and expenses are translated at exchange rates prevailing during the period. The resulting gain or loss is recorded  in  the  cumulative  translation  adjustment  account  in the
         stockholders'   equity  section  of  the  consolidated  balance  sheet.
         Transaction gains or losses are reflected in other expense in the consolidated statement of operations.

                                                                     (Continued)


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (m) Fair Value of Financial Instruments
      Statement  of  Financial   Accounting  Standards  No.  107  requires  that
         reporting entities provide, to the extent practicable, the fair value of financial instruments, both assets and liabilities. The carrying amounts for the Company's financial instruments approximate fair value.

(3)   ACQUISITIONS
      (a) Pooling-of-Interests Transactions
      In December 1994, the Company acquired all of the outstanding common stock of Enera in a transaction accounted for as a pooling-of-interests in exchange for 72,000 shares of the Company's common stock, 110,000 shares of the Company's Series B common stock and 110,000 special shares of 1111576 Ontario, Inc., a Canadian subsidiary of the Company. Additionally, the Company entered into a share exchange agreement whereby one share of the Company's Series B common stock and one special share of the Company's Canadian subsidiary, may be exchanged for one share of common stock of the Company. Due to the exchange provision, the outstanding Series B and special shares have been reflected for financial reporting purposes in the accompanying financial statements as outstanding common stock of the Company, since the shares have the same benefits and risks of common stock. Accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Enera. Enera markets and sells energy efficient automation systems principally in the province of Ontario, Canada.

      In connection with the acquisition, the Company entered into employment agreements with the previous owners' of Enera whose duties and responsibilities will remain unchanged from prior to the merger. As senior members of management of Encon, the previous owners could receive stock option awards priced at the fair market value at the date of award, if certain performance targets are achieved. As reflected in the consolidated statements of operations, the pro forma net income for the year ended December 31, 1994 reflects an adjustment for a contractual reduction made to the former owners' salaries. The proforma presentation is necessary for investors to realistically assess the impact of the transaction.

      The combined amounts presented in the accompanying consolidated financial statements are summarized as follows:

                                                                Net sales           Net
         1994                                                  and revenues       income
         ----                                                  ------------       ------
         Encon Systems, Inc.                              $       14,451,295        399,463
         Enera                                                     2,786,980         96,285
                                                             ---------------    -----------
         Combined                                         $       17,238,275        495,748
                                                             ===============    ===========

      (b) Purchase Transactions
      In October 1995, the Company acquired all of the outstanding  common stock of Kemper Management Systems, Inc. ("KMS") in exchange for 675,000 shares of the Company's common stock valued at $708,750, promissory notes in the aggregate amount of approximately $534,000 and the payment of $842,000. The acquisition was accounted for by the purchase method of accounting, accordingly the purchased assets and liabilities have been recorded at their estimated fair values at the acquisition. The excess of the purchase price over the estimated fair value of the net tangible assets has been recorded as goodwill $2,264,114 which will be amortized over twenty years. KMS sells, installs and administers conservation management programs for utilities in Connecticut, Massachusetts, Maryland, Iowa, and Colorado.

                                                                     (Continued)


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The results of operations for the acquired business have been included in the consolidated financial statements since the date of acquisition.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and KMS as if the acquisition had occurred at the beginning of 1994:

                                                               1995              1994
                                                               ----              ----

         Net sales and revenues                     $       22,496,837        34,165,854

         Net income (loss)                                  (4,706,733)          868,618

         Net income (loss) per share                             (1.67)              .34


      In March 1994,  the Company  acquired the  operating  assets of K&S Energy
         Products, Inc. ("K&S") in exchange for 50,000 shares of the Company's common stock valued at $222,384 and the payment of certain liabilities including a note to the stockholders for a non-competition agreement. The acquisition was accounted for by the purchase method of accounting, accordingly the purchased assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net tangible assets acquired has been recorded as a non-competition agreement ($120,000) and goodwill ($410,075), which will be amortized over 6 years and 20 years, respectively. K&S installs and sells energy efficient products principally to customers in the hospitality industry in the same service areas as the Company with the exception of Canada.

      In March 1994, the Company acquired the assets of Delavan Energy Services,
         Inc. ("Delavan"), in exchange for 35,000 shares of common stock valued at $155,750. This amount represents the goodwill recorded which will be amortized over a 20 year period. The acquisition was accounted for by the purchase method of accounting, accordingly the purchased assets and liabilities have been recorded at their estimated fair values at the date of acquisition. Delavan participates in DSM programs sponsored by Florida Power in Florida.

      The results of operations for the acquired businesses have been included in the consolidated financial statements since the date of acquisition.

      The operating results of K&S and Delavan on a pro forma basis for the years ended December 31, 1994 would have been immaterial.

      Based on future forecasted results, including the pending partial sale of the Canadian operation, management does not believe that an impairment of its goodwill has occurred.

                                                                     (Continued)



                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)   ACCOUNTS RECEIVABLE, TRADE
      Accounts receivable, trade, consisted of the following at December 31:


                                                                                              1995            1994
                                                                                              ----            ----

         Accounts receivable - utility company conservation programs                  $      6,771,148        5,053,127
         Accounts receivable - current portion of GEPP contracts                               983,357          729,264
         Accounts receivable - product sales                                                    36,481           86,133
         Accounts receivable - other                                                           117,434          137,265
                                                                                         -------------     ------------
                                                                                             7,908,420        6,005,789
         Less allowance for doubtful accounts                                                 (447,643)        (208,509)
                                                                                         -------------     ------------

                                                                                      $      7,460,777        5,797,280
                                                                                         =============     ============

(5)   GEPP CONTRACT
      Under a GEPP contract entered into during 1992, the Company recognized gross profit of $226,672 for the year ended December 31, 1992, based on discounted cash flows to be received and paid under the terms of the contract. During 1993, the Company determined that the original projections of revenues and costs for the contract entered into during 1992 were incorrect due to circumstances that were unknown at the time the contract was signed. As a result, the Company installed additional energy-efficient equipment during 1993 and 1994. The customer agreed to pay higher monthly amounts to the Company and shared in the cost of this additional equipment. At December 1993, the Company revised its projections of revenues and costs of this GEPP contract.

      During 1994, the Company entered into two GEPP contracts. The Company recognized gross profit of $1,012,849 during 1994 based on discounted cash flows to be received and paid under the terms of the contracts.

      At December 31, 1995, the Company has provided approximately $474,000 for all future losses on these contracts that can be reasonably estimated.

                                                                     (Continued)



                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The components of the GEPP contracts at December 31 are as follows:

                                                                                                 1995            1994
                                                                                                 ----            ----
      Assets
      ------
         Receivable due from customers in estimated monthly installments ranging from $17,000 to $89,000 through January 2002;
            discounted at rates ranging from 9% through 14.75% per annum               $     6,190,790        7,304,158
         Receivables due from electric utility for energy
            reduction rebates in installments through 1998                                     803,706          973,138
                                                                                          ------------     ------------
                                                                                             6,994,496        8,277,296
         Less current portion                                                                2,072,614        1,686,635
                                                                                          ------------     ------------
         Long-term accounts receivable                                                       4,921,882        6,590,661
         Deferred equipment costs                                                              125,058          149,038
                                                                                          ------------     ------------

                   Total assets                                                        $     7,119,554        8,426,334
                                                                                          ============     ============
      Liabilities
      -----------
         Payable due utility in  estimated  monthly  installments  ranging  from approximately $10,000 to $60,000 through January 2002; discounted at rates ranging from 9% through 14.75%
            per annum                                                                        3,987,190        4,886,408
                                                                                          ------------     ------------

         Financing arrangements
         ----------------------
         Payable to leasing company in 11 monthly  installments of $26,291 and 1 installment of $66,457 per annum through March 1998,
              including interest at 9% per annum                                               715,657          971,132
         Payable to leasing company in monthly installments of $5,802 through January 1998, with final payment of $99,356
              in February 1998; including interest at 12.75% per annum                         203,082          237,991
         Payable to leasing company in monthly installments of $2,229 through January 1998, with final payment of $34,178 in
              February 1998; including interest at 12.94% per annum                             79,938           97,015
                                                                                          ------------     ------------
                                                                                             4,985,867        6,192,546
         Less current portion                                                                1,461,951        1,294,375
                                                                                          ------------     ------------
         Long-term accounts payable                                                          3,523,916        4,898,171
         Provision for losses                                                                  473,760          151,649
                                                                                          ------------     ------------

                  Total liabilities                                                    $     5,459,627        6,344,195
                                                                                          ============     ============

         Total receivable current portion                                              $     2,072,614        1,686,635
         Total payable current portion                                                       1,461,951        1,294,375
         Less financing current portion shown separately                                       372,694          337,004
                                                                                          ------------     ------------
         Payable current portion                                                             1,089,257          957,371
                                                                                          ------------     ------------

         Net receivable current portion                                                $       983,357          729,264
                                                                                          ============     ============

         Long term accounts receivable                                                       4,921,882        6,590,661
         Total long term payables                                                            3,997,676        5,049,820
         Less financing long term shown separately                                             625,983          969,134
                                                                                          ------------     ------------
                  Total long term payables                                                   3,371,693        4,080,686
                                                                                          ------------     ------------

         Net long term receivable                                                      $     1,550,189        2,509,975
                                                                                          ============     ============

                                                                     (Continued)


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      The receivable balances are estimated to be collected as follows:


                                                                              Customer         Utility         Total
                                                                              --------         -------         -----
         Year ending December 31:
              1996                                                       $     1,679,114       393,500        2,072,614
              1997                                                             1,851,775       278,184        2,129,959
              1998                                                             1,890,704       132,022        2,022,726
              1999                                                               410,044             -          410,044
              2000                                                               158,758             -          158,758
              Thereafter                                                         200,395             -          200,395
                                                                            ------------     ---------     ------------

                                                                         $     6,190,790       803,706        6,994,496
                                                                            ============     =========     ============

      The payable balances are estimated to be paid as follows:
                                                                                               Leasing
                                                                               Utility         Company         Total
                                                                               -------         -------         -----

         Year ending December 31:
              1996                                                       $     1,089,257       372,694        1,461,951
              1997                                                             1,204,364       408,362        1,612,726
              1998                                                             1,222,905       217,621        1,440,526
              1999                                                               251,747             -          251,747
              2000                                                                96,770             -           96,770
              Thereafter                                                         122,147             -          122,147
                                                                            ------------     ---------     ------------

                                                                         $     3,987,190       998,677        4,985,867
                                                                            ============     =========     ============

      The payable to leasing company is pursuant to a lease agreement whereby the lessor has a security interest in the receivables due under the GEPP contract.

(6)   NOTES RECEIVABLE FROM OFFICERS
      Notes receivable from officers of the company, who are also stockholders, totaled $100,967 at December 31, 1995 and $134,196 at December 31, 1994. The notes are payable in 1996 with interest at 6% per annum.

(7)   PROPERTY AND EQUIPMENT
      Property and equipment consists of the following at December 31:


                                                                   1995           1994
                                                                   ----           ----

           Furniture and fixtures                        $        166,362        136,989
           Equipment                                              686,860        362,815
           Vehicles                                               103,775         95,860
           Leasehold improvements                                 111,341        101,407
                                                            -------------    -----------
                                                                1,068,338        697,071
        Less accumulated depreciation and amortization           (454,311)      (322,110)
                                                            -------------    -----------

                                                         $        614,027        374,961
                                                            =============    ===========

                                                                     (Continued)

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)     FINANCING AGREEMENTS
        In July 1995, the Company entered into a bank line of credit agreement whereby Enera and Encon Systems Canada, Inc. may borrow up to $1,460,000 with interest at the prime rate plus 1% (9.5% at December 31, 1995). The line of credit is a bank overdraft secured by accounts receivable. Outstanding borrowings under this line of credit at December 31, 1995, were $1,520,632. At December 31, 1995, the Company was not in compliance with certain restrictive covenants of this agreement but has been granted a waiver from the bank to regularize the covenant defaults by March 31, 1996. On March 28, 1996, the Bank allowed the forbearance/expiration date to remain at July 15, 1996, in exchange for certain fees and an increased interest rate of prime rate plus 2%.

        In July 1995, the Company entered into a bank line of credit agreement whereby the Company may borrow up to $1,700,000 with interest at the prime rate plus .5% (9% at December 31, 1995). Outstanding borrowings under this line of credit at December 31, 1995 were $1,700,000. The Company was in default of its bank agreement which the bank has waived.

        In July 1995, the Company entered into a revolving note agreement with a utility company whereby the Company may borrow up to $750,000 with interest at 12%. Outstanding borrowings under this revolving note at December 31, 1995 were $53,185. The revolving note is due June 1996. In addition, in November 1995, the Company entered into two short term loans for $125,000 and $350,000 with interest at 13%. Encon Canada also had short-term borrowings of $98,603.

        The Company's subsidiary, KMS, has entered into a line of credit agreement with a bank whereby the Company may borrow up to $1,000,000 with interest at prime rate plus 1% (9.5% at December 31, 1995). The line of credit is guaranteed by the Company and former principals of KMS. Outstanding borrowings at December 31, 1995 were $401,015.

        In January 1996, the Company entered into a $2,000,000 working capital line of credit to refinance its $1,000,000 line which terminates on January 30, 1997 with interest at the bank's prime rate (7.5% at December 31, 1995) plus .75% per annum.

(9)     NOTES PAYABLE TO STOCKHOLDERS
        Notes payable to stockholders consists of the following at December 31:

                                                                                                 1995            1994
                                                                                                 ----            ----
         Promissory note to stockholder, interest at 9% per annum (a)                   $            -          23,584
         Promissory note to stockholder, payable through October 1997,
              with interest at 9% per annum (a)                                                  32,367         30,180
         Promissory note to stockholder, payable in equal quarterly installments of $34,915, payable on first day of February,
              May, August and November 1996 at the prime rate of
              interest plus 2% (10.5% at December 31, 1995) (b)                                 171,466        139,661
         Promissory note to stockholders, interest rate of 7.5% per annum (c)                         -         30,000
         Promissory notes to stockholders, payable June 1, 1996, with
              interest at 10.75% per annum (d)                                                   52,667              -
         Promissory notes to stockholders, payable through November
              1999, with interest at 10.75% (d)                                                 411,608              -
                                                                                            -----------    ------------
                                                                                                668,108         223,425
              Less current portion                                                             (346,785)       (201,724)
                                                                                            -----------    ------------
         Notes payable to stockholders, less current portion                            $       321,323          21,701
                                                                                            ===========    ============

                                                                     (Continued)

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


      (a)These promissory notes were issued in connection with the redemption of preferred stock of BFR in October 1992. The notes are secured by receivables due under a GEPP contract entered into by BFR (see note 5). This security is subordinated to the lessor of an equipment lease entered into by BFR under the same contract.

      (b)These promissory notes were issued in connection with the Encon Systems, Canada, Inc. acquisition. The notes are secured by the assets of Encon Systems, Canada, Inc., and the Company has guaranteed payment.

      (c)These promissory notes were issued in connection with the K&S acquisition.

      (d)These promissory notes were issued in connection with the KMS acquisition.

      Aggregate maturities due for years subsequent to December 31, 1996 are as follows:

              Year ending December 31:
                    1997                                     $      128,687
                    1998                                             96,320
                    1999                                             96,316
                                                                 ----------
                                                             $      321,323
                                                                 ==========

(10)    LONG-TERM DEBT
        Long-term debt consists of the following at December 31:


                                                                                                 1995            1994
                                                                                                 ----            ----

           Loan payable to bank in monthly  installments  of $4,215
                through July 1999 with interest at 9.65% per annum,
                secured by Encon Systems, Inc. assets                                    $        146,791       183,682
           Loan payable to utility company in monthly installments
                of $16,698 through December 1998 with interest at
                15% per annum, secured by GEPP project assets                                     524,661       600,000
           Loan payable to utility company with principal payment
                of $900,000 due November 1999, bearing interest
                of 13% per annum                                                                  900,000       105,000
           Loan payable to bank in monthly installments of $1,244
                through February 1997, with interest at 7% per annum;
                secured by accounts receivable of BFR                                              23,643        37,636
           Other                                                                                   21,153        14,312
                                                                                             ------------    ----------
                                                                                                1,616,248       940,630
           Less current portion                                                                  (262,394)     (288,717)
                                                                                             ------------    ----------

                    Long-term debt, less current portion                                 $      1,353,854       651,913
                                                                                             ============    ==========

                                                                     (Continued)


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


        Aggregate  maturities of long-term debt for years subsequent to December
           31, 1996, are as follows:

                Year ending December 31:
                     1997                               $       210,216
                     1998                                       220,895
                     1999                                       922,743
                                                             ----------

                                                        $     1,353,854
                                                             ==========

(11)    COMMITMENTS
        (a) Leases
        The Company has noncancelable operating leases for office and warehouse space that expire through December 1999. Rental expense for office and warehouse facilities totaled $189,768 and $158,179 for the years ended December 31, 1995 and 1994, respectively.

        Future minimum lease payments under noncancelable operating leases are as follows:

                         1996                                   $  241,439
                         1997                                      108,238
                         1998                                       59,529
                         1999                                       30,191
                                                                 ---------

                             Total minimum lease payments       $  439,397
                                                                ==========

        (b) Employment Agreements
        During 1992 through 1995, the Company entered into employment agreements with 12 officers of the Company. The agreements expire through October 1998, with automatic extension for successive one-year periods, unless terminated by either party. The Company is committed to pay an aggregate of at least $1,950,950 under these employment agreements over the next three years. The annual compensation of the 12 officers under these employment agreements is $951,700.

        (c) Guarantees
        During 1995, the Company entered into an energy performance contract with a customer. The customer entered into a 65 month lease to finance the contract. The Company guaranteed one half of the lease payments. Monthly lease payments are $14,467. The customer is current with the lease payments.

        In November 1994, the Company entered into an energy performance contract with a customer. The customer entered into a 60 month lease to finance the contract. The Company along with the customer and its shareholders have guaranteed 100% of the lease payments. Monthly lease payments are $3,435. The customer is current with the lease payments.

        The Company does not expect to incur significant, if any, losses as a result of these guarantees.

                                                                     (Continued)


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)    STOCKHOLDERS' EQUITY
        (a) Common Stock and Warrants
        In April 1992, the Company completed its initial public offering of 580,750 units. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant. The proceeds, net of underwriting discounts and expenses amounted to $2,088,296. The warrants allow the holder to purchase one share of common stock for
           1.225 warrants. The exercise price is $4.76 per common share, and the warrants are exercisable through April 15, 1996. The Company may redeem the warrants at a price of $.05 per warrant if the average market closing price of common stock equals or exceeds $8.50 per share for 30 consecutive trading days. In connection with the initial public offering in April 1992, the Company also issued warrants to the underwriter of the public offering to purchase 25,200 shares of common stock at $4.56 per share. The warrants became exercisable in April 1993 and expire in April 1996.

        In April 1994,  the Company  issued  375,000 shares of common stock in a
           private  placement.   The  net  proceeds  from  this  placement  were
           $1,456,324.

        In May 1994, the Company increased the number of authorized shares of common stock from 4,000,000 shares to 8,000,000 shares.

        In December 1995, the Company issued 1,243,556 shares of common stock in a private placement. The net proceeds from this placement were $1,329,328.

        (b) Preferred Stock
        In January 1992, the Company authorized for issuance 1,000,000 shares of preferred stock, $.01 par value. No shares of preferred stock have been issued.

        (c) Escrow Shares
        In connection  with  the  public   offering  of  stock,   the  Company's
           stockholders prior to the offering ("existing stockholders") placed in escrow an aggregate of 200,000 of their shares of common stock. During 1993, 50,000 shares were released to stockholders and 50,000 shares were returned to the Company and canceled based on actual financial results for the year ended December 31, 1992. During 1994, 99,997 shares were returned to the Company and canceled based on actual financial results for the year ended December 31, 1993.

        (d) Stock Option Plan
        In 1992, the Company established Stock Option Plans ("the Plans") which provide for the granting of incentive stock options to employees of the Company and nonqualified stock options to nonemployee directors, employees and independent consultants of the Company. A total of 850,000 shares may be granted under the Plans. Incentive stock options and nonqualified options cannot be granted at a price which is less than the fair market value of the Company's common stock at the grant date and expire no later than ten years after the date of grant. At December 31, 1995, 746,154 options had been granted and were outstanding under the Plans, with exercise prices of $3.88 per share, and 721,379 options were exercisable at $3.88 per share.


                                                                     (Continued)



                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


        In 1995, the Company established the 1995 Stock Option Plan which provides for the granting of incentive stock options to employees of the Company and nonqualified stock options to nonemployee directors and employees of the Company. A total of 500,000 shares may be granted under the Plan. At December 31, 1995, 254,000 had been granted and were outstanding under the Plan, with exercise prices of $4.00 per share and 83,821 options were exercisable at $4.00 per share.

        In May 1994,  the Company  established a Formula Stock Option Plan which provides for the granting of nonqualified stock options to nonemployee directors of the Company. Under this plan, 75,000 shares of common stock have been reserved for issuance. At December 31, 1995, 16,667 options had been granted and were outstanding under the plan, with exercise prices at $5.25 per share. The exercise price of the remaining options will be the fair market value of the shares of stock on the date of grant. 5,002 options were exercisable at December 31, 1995.

        The Financial Accounting  Standards Board recently  issued  Statement of
           Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. SFAS 123 permits either the recording of the cost of stock-based compensation over the applicable vesting period or disclosing the unrecorded cost and related effect on earnings per share in the financial statement footnotes. The Company continues to evaluate the provisions of this statement, which will be effective for 1996, as it prepares for adoption.

(13)  MINORITY INTEREST
        In November 1993, a wholly owned Canadian subsidiary of the Company acquired the outstanding stock of two companies in exchange for 197,000 special shares of Encon Systems Canada, Inc. and promissory notes aggregating approximately $825,000. The special shares must be exchanged for an equal amount of shares of common stock of Encon subject to the terms of the Share Exchange Agreement between the Company and G. Morneau Investments Limited (the "Share Exchange Agreement"). These shares have been reflected for financial reporting purposes in the accompanying financial statements as a minority interest of the Company.

(14)    INCOME TAXES
        Income tax expense (benefit) consists of:

                                                                                  Current       Deferred         Total
                                                                                  -------       --------         -----

           Year ended December 31, 1995:
                U.S. federal                                                $      (16,521)            -        (16,521)
                State and local                                                     72,797             -         72,797
                Foreign                                                              1,509             -          1,509
                                                                                ----------     ---------    -----------

                                                                            $       57,785             -         57,785
                                                                                ==========     =========    ===========

           Year ended December 31, 1994:
                U.S. federal                                                $       20,600             -         20,600
                State and local                                                      4,400             -          4,400
                Foreign                                                           (203,197)            -       (203,197)
                                                                                ----------     ---------    -----------

                                                                            $     (178,197)            -       (178,197)
                                                                                ==========     =========    ===========


                                                                     (Continued)



                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


        Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) as a result of the following for the years ended December 31:

                                                                                                1995             1994
                                                                                                ----             ----

           Computed "expected" tax expense (benefit)                                   $      (1,536,037)       107,967
           Increase (reduction) in income taxes resulting from:
                State taxes                                                                       48,046          2,904
                Foreign tax rate differential                                                   (499,454)        42,121
                Net operating loss no longer available                                                 -        123,088
                Change in federal valuation allowance                                          1,789,049       (283,788)
                Prior year overaccrual                                                            (2,945)             -
                Amortization of goodwill                                                          49,562         46,366
                Refundable income tax credits                                                          -       (203,197)
                Other                                                                            209,564        (13,658)
                                                                                          --------------    -----------

                                                                                       $          57,785       (178,197)
                                                                                          ==============    ===========

        At December 31, 1995 and 1994, the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                                1995             1994
                                                                                                ----             ----

           Deferred tax assets:
                Net operating losses                                                   $       2,095,368        713,937
                Allowance for doubtful accounts                                                  182,180         89,574
                Unrealized exchange loss                                                               -         49,802
                Non-compete agreement                                                             11,200          4,800
                Professional fees                                                                 27,800              -
                Accrued severance                                                                 88,054              -
                Obsolescence reserve                                                              15,213              -
                GEPP reserve                                                                     209,782              -
                Other                                                                              4,159              -
                                                                                          --------------    -----------
                                                                                               2,633,756        858,113
                Less valuation allowance                                                      (2,158,738)      (369,689)
                                                                                          --------------    -----------

                                                                                                 475,018        488,424
           Deferred tax liabilities:
                Property and equipment                                                 $          35,645         25,740
                Deferred income for tax purposes                                                 418,889        451,184
                Goodwill                                                                          13,397         11,500
                Unrealized exchange gain                                                           1,764              -
                Organizational cost                                                                5,323              -
                                                                                          --------------    -----------

                                                                                                 475,018        488,424

                    Net deferred tax asset                                             $               -              -
                                                                                          ==============    ===========


                                                                     (Continued)


                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


        Due to the uncertainty of realizing the tax benefit of the temporary differences and carryforwards, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 1995 and 1994.

        At December 31, 1995, the Company had net operating loss carryforwards for foreign tax purposes of $988,000, which are available to offset future taxable income. If unused, these losses will begin to expire in 2001.

(15)    RETIREMENT PLAN
        The company's  defined   contribution   plan,   which  is  available  to
           substantially all salaried and hourly employees, contains a matching savings provision that permits both pretax and after-tax employee contributions. Participants can contribute from 2% to 6% of their annual compensation and receive a 35% matching employer contribution up to 5% of their annual compensation. The Company's contribution to this plan is discretionary. Total expense amounted to $5,702 and $3,674 for 1995 and 1994, respectively.

(16)    MAJOR CUSTOMERS, SUPPLIERS AND RELATED PARTIES
        The Company participates in a demand side sales program sponsored by a major utility. Sales under this program amounted to 15% of total net revenues during 1995 and 9% of total net revenues during 1994. Accounts receivable from this customer amounted to $1,505,286 and $875,416 in 1995 and 1994, respectively. This utility also provided short-term and long-term project financing to the Company during 1995. At December 31, 1995, there was net short-term financing outstanding in the amount of $626,788 and net long-term financing outstanding in the amount of $1,424,661. Interest expense paid and secured to this utility during 1995 amounted to $124,752.

        For the year ended December 31, 1994, two customers accounted for 12% and 10% of total net revenues. Accounts receivables from these customers amount to $676,000 as of December 31, 1994.

        During 1995, total purchases did not exceed 10% with one vendor.  During
           1994, 12% of the Company's total purchases were made with one vendor.

        A stockholder of the Company is an independent sales representative for the Company. Sales made by this representative were less than 5% of total net revenues and sales of the Company for the years ending December 31, 1995 and 1994.

(17)    GEOGRAPHICAL INFORMATION
        TheCompany operates two subsidiaries in Ontario, Canada. The following summarizes financial data by geographical area:


                                                                       United States        Canada            Total
                                                                       -------------        ------            -----
           Year ended December 31, 1995
           ----------------------------

                Net sales and revenues                                  $  9,540,787        7,156,112        16,696,899
                Loss from operations                                      (2,474,073)      (1,670,384)       (4,144,457)

                Identifiable assets                                     $  8,777,890        8,157,843        16,860,733


                                                                     (Continued)



                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                                                                       United States        Canada            Total
                                                                       -------------        ------            -----
           Year ended December 31, 1994
           ----------------------------

                Net sales and revenues                                  $  5,898,907       11,339,368        17,238,275
                Income (loss) from operations                                584,156          (63,076)          521,080

                Identifiable assets                                     $  4,734,714        8,516,256        13,250,970

(18)    NONCASH FINANCING TRANSACTIONS
        The following noncash transactions occurred during 1995 and 1994:

        In 1995, the Company acquired KMS by issuing common stock valued at an aggregate of $702,000 and promissory notes in the aggregate amount of $534,000. (See note 3).

        In 1994, the Company acquired the assets of K&S and Delavan by issuing common stock valued at an aggregate of $378,134 and notes payable of $120,000. (See note 3.)

(19)    LITIGATION
        BFR is  presently   involved   as  a   defendant   in  an  action  by  a
           subcontractor, E.C.M. Systems, Incorporated ("ECM"), in a dispute arising out of a contract for ECM to install certain customer orders for BFR. Despite a settlement agreement entered into by BFR and ECM related to the termination of this contract, on February 16, 1994, ECM filed suit against BFR in the Ontario Court (General Division), claiming damages of approximately $110,000 on the basis of losses due to the terminated contract, $127,803 in general damages and $36,515 in punitive or exemplary damages. This action is currently completing discovery stage and a trial date has been scheduled for November 1996. The Company intends to vigorously defend this suit, and management does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial position or results of operations.

        In addition, the Company was also involved in various legal matters which are being defended and handled in the ordinary course of business. Management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.

(20)    FOURTH QUARTER ADJUSTMENTS

        During the fourth quarter, the Company made several year-end adjustments to the allowance for doubtful accounts, and increase to the receivable provision for GEPP losses and a write-down of inventory based on the year end physical inventory count. The total adjustment to reduce income in the fourth quarter for these items was approximately $1,260,000.

(21)    SUBSEQUENT EVENT

        On February 8 and 13, 1996, the Company issued 471,789 and 305,802 shares of common stock for $577,684 and $292,654. The proceeds will be used for working capital and general corporate purposes.



                                  EXHIBIT INDEX

                                                                                                  Sequentially
Exhibit                                                                                              Numbered
   No.                                      Title                                                  Page Number
   ---                                      -----                                                  -----------
 23a                       Consent of KPMG Peat Marwick LLP.

 23b                       Consent of Craig J. Delfino, CPA.

 23c                       Consent of Coopers & Lybrand L.L.P.

                                      -11-