Form 10QSB
period 1996-06-30
ENCON SYSTEMS INC
filed 1996-08-20
CIK 885077

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter year ended                                Commission File Number
     June 30, 1996                                               1-11065
     -------------                                               -------



                               ENCON SYSTEMS, INC.
                               -------------------
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

                                 (508) 435-7700
                                 --------------
                (Issuer's Telephone Number, Including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X                      No
                              ---                           ---

         As of August 16, 1996, the Company had outstanding 8,428,245 shares of Common Stock, $.01 par value per share.






                               ENCON SYSTEMS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          PAGE NUMBER
                                                                                        -----------
         Item 1.           Financial Statements

                           Consolidated Balance Sheets;
                           June 30, 1996 (Unaudited) and
                           December 31, 1995 (Audited)                                             1

                           Consolidated Statements of                                              2
                           Operations (Unaudited); Three
                           and Six months ended June
                           30, 1996 and 1995

                           Consolidated Statements of Cash Flows                                   3
                           (Unaudited); Six months ended
                           June 30, 1996 and 1995

                           Notes to Consolidated Financial                                         4
                           Statements (Unaudited)

         Item 2.           Management's Discussion and                                             6
                           Analysis of Financial
                           Condition and Results of
                           Operations

PART II.  OTHER INFORMATION

         Item 1.           Legal Proceedings                                                      16

         Item 2.           Changes in Securities                                                  16

         Item 3.           Defaults Upon Senior Securities                                        16

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                                       16

         Item 5.           Other Information                                                      17

         Item 6.           Exhibits and Reports on Form 8-K                                       17

         Signatures                                                                               18





                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               June 30,      December 31,
                  Assets                                                         1996                1995
                  ------                                                   ----------------  ------------
Current assets:
     Cash                                                                   $   179,025     $           --
     Accounts receivable - net                                                3,555,105          7,460,777
     Inventories                                                                570,036          1,228,389
     Costs in excess of billings                                                     --             44,883
     Prepaid expenses and other current assets                                   75,260            240,262
     Notes receivable from current and former officers                           50,303            100,967
     Refundable income tax credits                                              264,465            263,383
                                                                          -------------      -------------
         Total current assets                                                 4,694,194          9,338,661
                                                                           ------------       ------------

Property and equipment - net                                                    467,995            614,027
                                                                          -------------       ------------

Long-term accounts receivable - net                                           1,591,873          1,550,189
Long-term lease receivables                                                      44,808             84,682
Organizational costs - net                                                       14,969             39,481
Other assets - net                                                              237,233            449,048
Cost in excess of net assets of businesses acquired - net                     2,515,841          4,784,645
                                                                           ------------        -----------
         Total assets                                                      $  9,566,913      $  16,860,733
                                                                           ============        ===========

     Liabilities, Minority Interest and Stockholders' Equity

Current liabilities:
     Cash overdraft                                                        $    109,104       $    754,680
     Notes payable - bank                                                     3,525,480          3,621,647
     Notes payable - utility                                                  2,284,132            626,788
     Current portion of notes payable to stockholders                           276,353            346,785
     Current portion of long-term debt                                           81,017            262,394
     Current portion of GEPP financing                                          441,021            372,694
     Accounts payable                                                         4,426,509          3,281,276
     Accrued expenses                                                           585,154         1,119,124
     Billings in excess of costs                                                     --            424,968
                                                                            -----------       ------------
         Total current liabilities                                           11,728,770         10,810,356
                                                                            -----------       ------------

Long-term GEPP financing                                                        448,795            625,983
Notes payable to stockholders, net of current portion                           256,164            321,323
Long-term debt, net of current portion                                           98,369          1,353,854
Other long-term debt                                                             12,447             32,872
                                                                            -----------   ----------------
         Total liabilities                                                   12,544,545         13,144,388
                                                                            -----------      -------------

Minority interest (Note 3)                                                            -            896,980

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized,
         none issued                                                                 --                 --
     Common stock, $.01 par value;  8,000,000 shares authorized,
         5,363,728 shares issued and outstanding (4,258,634 at
         December 31, 1995)                                                      53,637             42,587
     Additional paid-in capital                                               9,519,324          7,452,863
     Accumulated deficit                                                   (12,540,985)        (4,693,224)
     Cumulative translation adjustment                                          (9,609)             17,139
                                                                          -------------      -------------
         Total stockholders' equity                                         (2,977,633)          2,819,365
                                                                          -------------        -----------

         Total liabilities, minority interest and stockholders' equity    $  9,566,913        $ 16,860,733
                                                                          ============        ============

 The accompanying notes are an integral part of these consolidated financial statements.

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                     --------------------------------------------------------
                                                          1996           1995              1996           1995
                                                          ----           ----              ----           ----
Net sales and revenues                               $ 3,379,965     $ 4,754,995        $ 9,049,955     $ 9,904,492

Cost of sales                                          2,996,767       2,857,008          6,655,589       6,235,953
                                                    ------------    ------------        -----------     -----------

         Gross profit                                    383,198       1,897,987          2,394,366       3,668,539

Selling, general and administrative expenses           2,380,414       1,890,905          4,851,841       3,476,801
Consolidation of operations (Note 2)                   5,199,050               -          5,199,050               -
                                                   -------------     -----------        -----------    ------------

         Income (loss) from operations                (7,196,266)          7,082        (7,656,525)         191,738
                                                   ------------- ---------------        -----------   -------------

Other income (expense)
         Interest expense                              (135,250)       (110,626)          (257,868)       (151,298)
         Interest income                                   7,257             401              9,146           1,390
         Other income                                         --              --             25,000              --
         Foreign currency exchange gain (loss)          (21,996)          41,385             11,201          75,663
                                                 ---------------  --------------      -------------   -------------
                                                       (149,989)        (68,840)           (212,521)        (74,245)
                                                   -------------   -------------        -----------    ------------

         Income (loss) before income taxes           (7,346,255)        (61,758)        (7,869,046)         117,493

Income tax expense (benefit)                                  --        (42,960)                --           10,816
                                               -----------------   -------------     --------------   -------------

                  Net income (loss)                 $(7,346,255)  $     (18,798)      $ (7,869,046) $       106,677
                                                     ===========   =============       ============   =============

                  Net income (loss) per share       $     (1.42)  $         (.01)     $      (1.52) $           .04
                                                     ===========   =============       ============   =============

Weighted average number of shares
         outstanding                                   5,166,472       2,595,219          5,166,472       2,595,219
                                                     ===========    ============      =============    ============




              The accompanying  notes are an integral part of these consolidated financial statements.

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                         1996          1995
                                                                                         ----          ----
Cash flows from operating activities:
     Net income (loss)                                                          $ (7,869,046)    $   106,677
     Adjustments to reconcile net income (loss)
         to net cash used for operating activities:
              Depreciation and amortization                                           245,694        155,345
              Write-down of costs in excess of net assets of
                businesses acquired - net                                           2,136,366             --
              Write-down of organization costs - net                                   16,067             --
              Write-down of other assets - net                                        188,171             --
              Write-down of property and equipment - net                               76,418             --
              Refundable income tax credits                                           (1,082)       (11,180)
              Changes in assets and  liabilities,  net of effects of acquisition of businesses:
                      Accounts receivable - net                                     3,863,988    (2,577,729)
                      Leases receivable                                                39,874         61,942
                      Inventories                                                     658,353         11,712
                      Cost in excess of billings                                       44,883        (7,008)
                      Prepaid expenses and other current assets                       165,002      (823,876)
                      Cash overdraft                                                (645,576)             --
                      Accounts payable                                              1,145,233      1,560,872
                      Billings in excess of costs                                   (424,968)       (11,201)
                      Accrued expenses                                              (533,970)          7,061
                      Other assets - net                                                   --       (39,626)
                                                                                 ------------    -----------
                            Net cash used for operating activities                  (893,990)    (1,567,011)
                                                                                 ------------    -----------

Cash flows from investing activities:
     Additions to property and equipment - net                                       (12,155)       (52,186)
                                                                                 ------------  -------------
                           Net cash used for investing activities                    (12,155)       (52,186)
                                                                                 ------------  -------------

Cash flows from financing activities:
     (Issuance) payments of notes receivable from officers                             50,664       (77,406)
     Proceeds from note payable to bank                                              (96,167)      1,913,582
     Proceeds from notes payable to utility                                           305,712             --
     Payments on notes payable to utility                                            (73,030)             --
     Payments on loans from stockholders                                            (135,589)       (28,862)
     Net proceeds from long-term debt                                               (141,488)      (177,458)
     Issuance of common stock                                                       1,180,532             --
                                                                                 ------------   ------------
                           Net cash provided by financing activities                1,090,634      1,629,856
                                                                                 ------------   ------------

Effect of exchange rate changes on cash                                               (5,464)             --

Net increase in cash                                                                  179,025         10,659

Cash at beginning of period                                                                --        253,050
                                                                                 ------------   ------------

Cash at end of period                                                           $     179,025  $     263,709
                                                                                =============   ============

Supplemental disclosures of cash flow information: Cash paid for:
         Interest                                                               $     414,211  $     533,097
                                                                                =============   ============
         Income taxes                                                           $          --  $      26,605
                                                                                =============   ============

              The accompanying  notes are an integral part of these consolidated financial statements.

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1996

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

         In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three and six months ended June 30, 1996 and June 30, 1995.

         The results disclosed in the consolidated statements of operations are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements include the financial statements of ENCON Systems, Inc. and its subsidiaries, Kemper Management Services, Inc., Enera Inc., BFR Industries Ltd., CLM Lighting Solutions of Canada, Inc., EEP
Distribution Services of Canada, Inc., Elray Services Inc. and Encon Systems Canada Inc. (formerly known as Leader Lighting and Energy Service, Inc.). All significant intercompany accounts and transactions have been eliminated by consolidation.

(2)      CONSOLIDATION OF OPERATIONS

         In June 1996, the Company commenced a consolidation of its operations. The consolidation is intended to eliminate unprofitable operations and to reduce the ongoing selling, general and administrative costs of the Company. The consolidation included a winding down of the Company's Canadian operations, the closing of the Company's New Jersey office and an overall reorganization of the remaining operations. In connection with the consolidation of operations, the Company recorded charges of approximately $5,199,000 during the three months ended June 30, 1996. These charges consisted of the write-down of intangible assets of approximately $2,417,000, the write-down of receivables totaling approximately $2,010,000 due to the closing of operations and non-completion of work in progress, the write-down of inventories in the operations being closed down totaling approximately $370,000 and other costs associated with the consolidation totaling approximately $402,000.


(3)      MINORITY INTEREST

         On JUNE 10, 1996, the Company's minority interest was converted into 197,000 shares of the Company's Common Stock pursuant to the provisions of a Share Exchange Agreement between the Company and G. Morneau Investments Limited.


(4)      SUBSEQUENT EVENTS

         According to the terms of the 1995 and 1996 Private Placements, purchasers were entitled to receive additional shares of Common Stock from the Company if the average price per share of the Common Stock, determined by an agreed upon formula, was less than $1.50 on the day that the Securities and Exchange Commission declared effective a registration statement covering the shares sold in the Private Placements. In July 1996, the purchasers in the 1995 and 1996 Private Placements received an aggregate of 3,064,517 additional shares of Common Stock pursuant to these provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the six months ended June 30, 1996, the Company engaged in extensive discussions with third parties regarding arrangements for financing. Such financing was critical for the Company to implement its operating plans. In late May, when discussions about the Company's financing options deteriorated, the Company commenced a restructuring of its management, operations and banking and other obligations. In early June 1996, the Company engaged The Recovery Group in connection with the consolidation of the Company's operations and appointed Robert Wexler as interim Chief Executive Officer of the Company and its subsidiaries. Since the appointment of Mr. Wexler, the Company has restructured a significant portion of its debt, closed its Canadian operations, closed its operations in New Jersey, substantially reduced its operating expenses, and reassigned management responsibilities. The Company intends to continue to restructure its management, operations and banking and other obligations.

         On June 24, 1996, the Ontario Court (General Division) in Bankruptcy (the "Court") issued a Petition for Receiving Order (the "Petition") that was filed by the Canadian Imperial Bank of Commerce ("CIBC") against Enera Inc. ("Enera"), a wholly owned Canadian subsidiary of the Company. The Petition requested that Enera be adjudged a bankrupt and that a receiving order be made with respect to the property of Enera. The Company consented to the Petition and on June 28, 1996, by order of the Court, Enera was adjudged bankrupt effective as of June 24, 1996 and a receiving order was made with respect to all of the assets and tangible and intangible property of Enera.

         The Company derives its revenue principally from the design and implementation of energy efficient systems for commercial, industrial and institutional facilities, and to residential customers in the United States and, historically, in Canada. The Company sells its systems directly to the end-user and through participation in Demand Side Management ("DSM") programs sponsored by various utilities, such as Public Service Electric & Gas of New Jersey, Consolidated Edison of New York, Florida Power and Light of Florida and Massachusetts Electric Company of Massachusetts. However, as a result of recent changes in DSM programs, the Company has decreased its sales and marketing efforts on such programs, and is emphasizing working directly with the end-user customer. Accordingly, in the context of a forward-looking statement, management believes that the Company will derive an increasing portion of its revenue from non-DSM projects in the future. However, no assurance of such a result can be given because of numerous factors that may cause such a result to vary, including but not limited to, changes in the DSM and non-DSM markets and changes in the Company's clientele.

         The Company periodically enters into large, one-time energy savings contracts from which it has derived significant revenues and profits. Prior to December 31, 1995, the Company accounted for revenue and costs for construction of these contracts on the completed contract method of accounting. Under this method of accounting, revenue and costs for contracts are recognized when contracts are completed. Due to the varying lengths of time required to complete certain large contracts, the operating results of the Company under the completed contract method of accounting could vary substantially from quarter to quarter and from year to year. Effective December 31, 1995, the Company adopted the percentage of completion method of accounting for construction projects that last for more than thirty days. The Company believes that it is appropriate to change from the completed contract method of accounting to the percentage of completion method of accounting as a result of the Company's acquisition of Enera on December 30, 1994. Enera was primarily engaged in long term contracts. The financial statements for the six months ended June 30, 1995 have been restated to apply the newly adopted method of accounting retroactively. As a result, the net income for the six months ended June 30, 1995 decreased by approximately $125,000 from the amount previously reported by the Company.

         The results for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results of the Company's operations that may be expected for the year ending December 31, 1996.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

         Net sales and revenues for the three months ended June 30, 1996 were approximately $3,380,000 compared to net sales and revenues of approximately $4,755,000 for the same period in 1995, a decrease of approximately $1,375,000, or 29%. The decrease in net sales and revenues is principally a result of reduced sales from the Company's Canadian operations due to the wind-down of such operations (the "Canadian Wind-down") as well as the closing of the Company's operations in New Jersey, partially offset by the increase in sales realized from the operation of Kemper Management Services, Inc. ("Kemper"), which the Company acquired in November 1995.

         Net loss for the three months ended June 30, 1996 was approximately $7,346,000 compared to a net loss of approximately $19,000 for the three months ended June 30, 1995, a change of approximately $7,327,000. Approximately $5,199,000 of the net loss resulted primarily from the Canadian Wind-down, costs associated with the consolidation of the Company's domestic operations (the "Domestic Consolidation"), and costs associated with the negotiation of suitable financing for the Company. The balance of the net loss of approximately $2,147,000 resulted primarily from reduced sales realized in connection with the closing of the New Jersey office and lower than expected sales from the operations of Kemper with no corresponding decrease in selling, general and administrative expenses. The Company elected to maintain the level of such expenses during such period because of ongoing negotiations for major transactions involving such entities and the belief that a significant financing would occur. Since the termination of financing negotiations, however, the Company has commenced a reduction in its selling, general and administrative expenses.

         The Company derives a substantial portion of its revenues from the sale of energy efficient systems through participation in DSM programs sponsored by various utilities. Although, a majority of the Company's revenues are currently realized from DSM projects, as a forward-looking statement, management believes that the percentage of revenues derived from DSM program participation will decrease in the future. No assurance of such a result can be given, however, because of numerous factors that may cause such a result to vary, including but not limited to, changes in the DSM and non-DSM markets and changes in the Company's clientele.

         Gross profit margin for the three months ended June 30, 1996 was approximately 11% compared to approximately 40% for the three months ended June 30, 1995. The decrease in gross profit margin was primarily attributable to significant costs incurred in connection with the Canadian operations, including costs associated with the satisfaction of union contracts and significant cost overruns associated with the operations of Enera. The gross profit margin for the three months ended June 30, 1996 is not necessarily indicative of the gross profit margin that may be obtained by the Company for the year ending December 31, 1996 as the Company's gross profit margin is dependent on the mix of products sold and the type of DSM, non-DSM or other energy savings program in which the Company participates.

         Selling, general and administrative expenses increased by approximately $489,000, or 26%, from approximately $1,891,000 for the three months ended June 30, 1995 to approximately $2,380,000 for the three months ended June 30, 1996. This increase is primarily due to the additional selling, general and administrative costs incurred as a result of the normal operation of Kemper, which the Company acquired in November 1995, and costs of approximately $150,000 incurred in connection with the negotiation of suitable financing for the Company, partially offset by a reduction in costs due to the Canadian Wind-down and the Domestic Consolidation. Selling, general and administrative expenses increased as a percentage of revenue from approximately 40% to 70% for the three month periods ended June 30, 1995 and 1996, respectively. This increase is principally due to a significant reduction in the Company's sales revenue resulting primarily from the Canadian Wind-down and the closing of the New Jersey operations, and the additional selling, general and administrative costs incurred as a result of the normal operation of Kemper.

         During the three months ended June 30, 1996, the Company incurred consolidation costs of approximately $5,199,000, which included costs of approximately $4,325,000 associated with the Canadian Wind-down (including the write down of the assets of the Company's Canadian subsidiaries), approximately $308,000 associated with the closing of the New Jersey office, and approximately $154,000 associated with the Domestic Consolidation. In addition, the Company reduced by approximately $412,000 the value of organization costs and costs in excess of net assets of K&S Energy Products, Inc. ("K&S") and Marathon Power Services Corporation ("Marathon"), which businesses the Company acquired in March 1994 and July

1993, respectively. At present, and in the context of a forward-looking statement, the Company does not intend to focus on the areas of business served by K&S and Marathon. Accordingly, management believes that these businesses no longer have any value for the Company.

         Interest expense increased by approximately $24,000, or 22%, from approximately $111,000 for the three months ended June 30, 1995 to approximately $135,000 for the same period in 1996. This increase is principally due to the Company's increased net working capital borrowing requirements during the three months ended June 30, 1996 as compared to the same period in 1995.

         Interest income increased from approximately $400 for the three months ended June 30, 1995 to approximately $7,300 for the three months ended June 30, 1996. The increase of approximately $6,900 is primarily attributable to the increase in the amount of funds invested by the Company during the three months ended June 30, 1996.

         The Company realized a loss on foreign currency transactions for the three months ended June 30, 1996 of approximately $22,000 compared to a gain of approximately $41,000 for the three months ended June 30, 1995. This loss is primarily attributable to currency exchange volatility between the United States and Canada that resulted in a decrease in the value of the Canadian currency held by the Company at June 30, 1996.

         Income tax benefit was approximately $43,000 for the three months ended June 30, 1995 compared to no income tax expense or benefit for the three months ended June 30, 1996. This change was primarily due to the decrease in the Company's taxable income, which resulted because of decreased revenues and lack of profitability, for the three months ended June 30, 1996.

         The increase in net loss per share from approximately $.01 for the second quarter of 1995 to a net loss per share for the second quarter of 1996 of approximately $1.42 reflects the Company's net loss, and the greater number of shares of the Company's Common Stock outstanding as a result of the Kemper acquisition completed by the Company in November 1995 and the two private placements of the Company's Common Stock in December of 1995 and February 1996.

         SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

         Net sales and revenues for the six months ended June 30, 1996 were approximately $9,050,000 compared to net sales and revenues of approximately $9,904,000 for the same period in 1995, a decrease of approximately $854,000, or 9%. The decrease in net sales and revenues was principally a result of reduced sales from the Canadian operations due to the Canadian Wind-down and the closing of the Company's operations in New Jersey, partially offset by the increase in sales realized from the operation of Kemper.

         Net loss for the six months ended June 30, 1996 was approximately $7,869,000 compared to net income of approximately $107,000 for the six months ended June 30, 1995, a change of approximately $7,976,000. Approximately $5,199,000 of the net loss resulted primarily from the Canadian Wind-down, costs associated with the Domestic Consolidation, and costs associated with the negotiation of suitable financing for the Company. Approximately $2,147,000 of the balance of the net loss resulted primarily from reduced sales realized in connection with the closing of the New Jersey office and lower than expected sales from the operations of Kemper with no corresponding decrease in selling, general and administrative expenses. The Company elected to maintain the level of such expenses during such period because of ongoing negotiations for major transactions involving such entities and the belief that a significant financing would occur. Since the termination of financing discussions, however, the Company has commenced a reduction in its selling, general and administrative expenses. The remainder of the net loss for the six months ended June 30, 1996 was primarily attributable to the Company's Canadian operations, where operating inefficiencies and the lack of financial and other resources prevented the Company from undertaking and completing certain projects.

         The Company derives a substantial portion of its revenues from the sale of energy efficient systems through participation in DSM programs sponsored by various utilities. Although, a majority of the Company's revenues are currently realized from DSM projects, as a forward-looking statement, management believes that the percentage of revenues derived from DSM program participation will decrease in the future. No assurance of such a result can be given, however, because of numerous factors that may cause such a result to vary, including but not limited to, changes in the DSM and non-DSM markets and changes in the Company's clientele.

         Gross profit margin for the six months ended June 30, 1996 and 1995 was approximately 26% and 37%, respectively. The decrease in gross profit margin was primarily attributable to significant costs incurred in connection with the Canadian operations, including costs associated with the satisfaction of union contracts and significant cost overruns associated with the operations of Enera. The gross profit margin for the six months ended June 30, 1996 is not necessarily indicative of the gross profit margin that may be obtained by the Company for the year ending December 31, 1996 as the Company's gross profit margin is dependent on the mix of products sold and the type of DSM, non- DSM or other energy savings program in which the Company participates.

         Selling, general and administrative expenses increased by approximately $1,375,000, or 40%, from approximately $3,477,000 for the six months ended June 30, 1995 to approximately $4,852,000 for the six months ended June 30, 1996. This increase is primarily due to the additional selling, general and administrative costs incurred as a result of the normal operation of Kemper, which the Company acquired in November 1995, and costs of approximately $150,000 incurred in connection with the negotiation of suitable financing for the Company, partially offset by a reduction in costs due to the Canadian Wind-down and the Domestic Consolidation. Selling, general and administrative expenses increased as a percentage of revenue from approximately 35% to 54% for the six month periods ended June 30, 1995 and 1996, respectively. This increase is principally due to a significant reduction in the Company's sales revenue resulting primarily from the Canadian Wind-down and the closing of the New Jersey operations, and the additional selling, general and administrative costs incurred as a result of the normal operation of Kemper.

         During the six months ended June 30, 1996 the Company incurred consolidation costs of approximately $5,199,000, which included costs of approximately $4,325,000 associated with the Canadian Wind-down (including the write down of the assets of the Company's Canadian subsidiaries), approximately $308,000 associated with the closing of the New Jersey office, and approximately $154,000 associated with the Domestic Consolidation. In addition, the Company reduced by approximately $412,000 the value of organization costs and costs in excess of net assets of K&S and Marathon, which businesses the Company acquired in March 1994 and July 1993, respectively. At present, and in the context of a forward-looking statement, the Company does not intend to focus on the areas of business served by K&S and Marathon. Accordingly, management believes that these businesses no longer have any value for the Company.

         Interest expense increased by approximately $107,000, or 71%, from approximately $151,000 for the six months ended June 30, 1995 to approximately $258,000 for the same period in 1996. This increase is principally due to the Company's increased net working capital borrowing requirements during the six months ended June 30, 1996 as compared to the same period in 1995, and, to a lesser extent, an increase in the Company's long-term debt obligations.

         Interest income increased from approximately $1,400 for the six months ended June 30, 1995 to approximately $9,100 for the six months ended June 30, 1996. The increase of approximately $7,700 is primarily attributable to an increase in the amount of funds invested by the Company during the six months ended June 30, 1996.

         The Company realized a gain on foreign currency transactions for the six months ended June 30, 1996 of approximately $11,000 compared to a gain of approximately $76,000 for the six months ended June 30, 1995. This decrease of approximately $65,000 is primarily attributable to currency exchange volatility between the United States and Canada that resulted in an increase in the value of the Canadian currency held by the Company at June 30, 1996.

         Income tax expense was approximately $11,000 for the six months ended June 30, 1995 compared to no income tax expense or benefit for the six months ended June 30, 1996. This change was primarily due to the decrease in the Company's taxable income, which resulted because of decreased profitability, for the six months ended June 30, 1996.

         The decrease in the net income per share from approximately $.04 per share for the first half of 1995 to a loss of approximately $1.52 per share for the first half of 1996 reflects the Company's decreased net income, and the greater number of shares of the Company's Common Stock outstanding as a result of the Kemper acquisition completed by the Company in November 1995 and the two private placements of the Company's Common Stock in December of 1995 and February of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently finances its capital expenditures, operating requirements, growth and portions of its acquisitions, through bank borrowing, the private sale of stock to investors, and financing arrangements with major suppliers. The Company did not generate a positive cash flow from operations during the six month periods ended June 30, 1996 and 1995. The Company is currently experiencing liquidity problems while it implements its operating plan to generate additional cash and working capital. The Company's cash flow from operations is affected by utilities' payment policies under DSM programs, which generally provide payment to the Company only after four to twelve weeks following the completion of an installation. As a result, the Company's accounts receivables from utilities average approximately 120 days. The Company expects that its cash flow will continue to be significantly affected by utilities' payment policies. The Company's operating cash flow is also affected by the Company's maintaining inventory levels to support certain sales levels.

         On June 24, 1996, the Ontario Court (General Division) in Bankruptcy (the "Court") issued a Petition for Receiving Order (the "Petition") that was filed by the Canadian Imperial Bank of Commerce ("CIBC") against Enera Inc. ("Enera"), a wholly owned Canadian subsidiary of the Company. The Petition requested that Enera be adjudged a bankrupt and that a receiving order be made with respect to the property of Enera. The Company consented to the Petition and on June 28, 1996, by order of the Court, Enera was adjudged bankrupt effective as of June 24, 1996 and a receiving order was made with respect to all of the assets and tangible and intangible property of Enera.

         For the six months ended June 30, 1996, the Company used cash of approximately $894,000 for operating activities. The major use of cash was to finance cost overruns by the Company's Canadian operations during the six months ended June 30, 1996. In addition, the Company used cash of approximately $12,000 for investing activities, which was used primarily to purchase additions to property and equipment. The Company also had cash of approximately $1,091,000 provided by financing activities, which activities included the sale of Common Stock.

         In February 1996, the Company received net proceeds of approximately $1,181,000 from the closing of a private placement (the "1996 Private Placement"), in which it sold 908,094 shares of Common Stock. In December 1995, the Company received net proceeds of approximately $1,329,000 from the closing of a private placement (the "1995 Private Placement") in which it sold

1,243,556 shares of its Common Stock. According to the terms of the 1995 and 1996 Private Placements, purchasers were entitled to receive additional shares of Common Stock from the Company if the average price per share of the Common Stock, determined by an agreed upon formula, was less than $1.50 on the day that the Securities and Exchange Commission declared effective a registration statement covering the shares sold in the Private Placements. In July 1996, the purchasers in the 1995 and 1996 Private Placements received an aggregate of 3,064,517 additional shares of Common Stock pursuant to these provisions.

         Kemper had a $1,000,000 line of credit agreement with the Bank of Boston (the "Bank of Boston Line") when the Company acquired Kemper on November 20, 1995. In January 1996, Kemper refinanced the Bank of Boston Line by entering into a $2,000,000 revolving loan agreement (the "Revolving Loan") with People's Bank ("People's"), which terminates on January 30, 1997 unless extended by People's. The Revolving Loan bears interest at People's prime rate (8.25% at June 30, 1996) plus .75% per annum. As of June 30, 1996, the Company had borrowed approximately $587,000 of the funds available under the Revolving Loan. Aggregate borrowings under the Revolving Loan are limited to 80% of the value of Kemper's then existing eligible accounts. The Revolving Loan is secured by substantially all of the assets of Kemper and has been guaranteed by the Company and the former principals of Kemper.

         In August 1995, the Company entered into a $1,700,000 working capital line of credit (the "Line of Credit") with Shawmut Bank, N.A. ("Shawmut"), which terminates on September 16, 1996, unless extended by Shawmut (Shawmut has since been acquired by Fleet Bank, N.A. ("Fleet")). The Line of Credit replaced an earlier $1,200,000 line of credit that the Company entered into with Shawmut in February 1995. Interest on the Line of Credit currently accrues at Fleet's prime rate (8.25% at June 30, 1996) plus .5% per annum. The Company also entered into a $200,000 term loan (the "Term Loan") with Shawmut in July 1994, which requires 60 monthly payments of principal and interest. Interest on the Term Loan accrues at a fixed rate of 9.5% per annum. As of June 30, 1996, the Company had borrowed approximately $1,600,000 of the amount available under the Line of Credit, which has since been reduced to approximately $1,236,000 as of August 19, 1996, and the balance for the Term Loan was approximately $127,000. Aggregate borrowings under the Line of Credit and Term Loan are limited to 80% of qualifying accounts receivables and 30% of qualifying inventories. Encon Systems Canada Inc. ("Encon Canada") has guaranteed the indebtedness to Fleet under the Line of Credit and the Term Loan.

         The Line of Credit and Term Loan contain the following restrictive financial covenants: (i) the Company must maintain a ratio of total current assets to total current liabilities of not less than 1:1, (ii) the Company must maintain a ratio of total liabilities to tangible net worth of not less than 1.25:1, and (iii) the Company must maintain a ratio of debt service payments to unfinanced capital expenditures, as further described in the loan documents, of not less than 1.15:1. The Company has violated one or more of these loan covenants and Fleet has declared the Company in default. However, Fleet has agreed to forbear from taking any action against the Company until at least September 16, 1996. The Company has continued to make payments to Fleet to reduce the outstanding indebtedness under the Line of Credit to $1,236,000 as of August 19, 1996, and, in the context of a forward-looking statement, the Company expects that Fleet will continue to work with it in connection with its consolidation of operations. Such a result may vary materially, however, depending upon future negotiations between the Company and Fleet.

         In December 1994, the Company entered into a $600,000 term loan with Public Service Conservation Resources Corporation ("PSCRC"), which requires 48 monthly payments of principal and interest. Interest on the PSCRC term loan accrues at the fixed rate of 15% per annum. As of June 30, 1996, the balance of the PSCRC term loan was approximately $452,000. The indebtedness due to PSCRC under this term loan is secured by a Loan, Assignment and Security Agreement by and between the Company, Encon Canada, and PSCRC.

         In July 1995, the Company entered into a revolving note agreement (the "Revolving Note") with PSCRC, whereby the Company may borrow up to $990,000, as amended, at an interest rate of 12% per annum. At June 30, 1996, outstanding borrowings under the Revolving Note were approximately $283,000 The Revolving Note matured in June 1996. In connection with a settlement with PSCRC, the Company entered into a Term Note, Pledge and Security Agreement on July 3, 1996 (the "Term Note"), under which the Revolving Note was fully satisfied. Pursuant to the Term Note, the Company was required to pay the amount of $282,500, plus accrued interest thereon, to PSCRC on July 31, 1996, unless extended by PSCRC in its sole discretion. PSCRC agreed to forbear from any collection action under the Term Note so long as Fleet's forebearance remains in place (the "Contingent Forebearance"). Fleet's forebearance is currently effective until at least September 16, 1996.

         In November 1995, the Company also entered into two short term loans with PSCRC for $125,000 and $350,000 (the "Short Term Loans"), each with an interest rate of 13% per annum. PSCRC has demanded full repayment of the Short Term Loans, however, the Company has not made any payments as of August 19, 1996. PSCRC and the Company have agreed to apply the terms of the Contingent Forebearance to the Short Term Loans.

         Certain obligations also exist with respect to the Company's Canadian operations. In July 1995, Encon Canada and Enera (collectively, the "Canadian Subsidiaries") received approval from CIBC for a $2,000,000 Cdn. ($1,460,000 U.S.) demand working capital line of credit subordinated to certain acquisition indebtedness. Interest accrued at CIBC's prime rate plus 2%. The Canadian Subsidiaries also had a term loan agreement with CIBC that was scheduled to mature in August, 1997 and bore interest at a fixed rate of 7%. The Company and Encon Canada guaranteed the indebtedness to CIBC under both the working capital line of credit and the term loan (collectively, the "CIBC Loans") and the personal property of Encon Canada and Enera secured the CIBC Loans.

         On June 30, 1996, approximately $1,355,000 (U.S.) was outstanding under the CIBC Loans. CIBC has demanded full repayment as a result of one or more defaults of the financial covenants for such loans. On June 24, 1996, the Ontario Court (General Division) in Bankruptcy (the "Court") issued a Petition for Receiving Order (the "Petition") that was filed by CIBC. The Petition requested that Enera be adjudged a bankrupt and that a receiving order be made with respect to the property of Enera. The Company consented to the Petition and on June 28, 1996, by order of the Court, Enera was adjudged bankrupt effective as of June 24, 1996 and a receiving order was made with respect to all of the assets and tangible and intangible property of Enera.

         In addition, since September 1995, PSCRC has advanced an aggregate of $1,075,000 (the "Indebtedness") to the Canadian Subsidiaries. The Indebtedness is evidenced by a four year $900,000 term note from the Canadian Subsidiaries to PSCRC (the "Term Note") that bears interest at the rate of thirteen percent (13%) per annum and is secured by the Canadian Subsidiaries' backlog, and a $175,000 demand term note that bears interest at fifteen percent (15%) per annum.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS. On June 24, 1996, the Ontario Court (General Division) in Bankruptcy (the "Court") issued a Petition for Receiving Order (the "Petition") that was filed by Canadian Imperial Bank of Commerce ("CIBC"). The Petition requested that Enera Inc. ("Enera") be adjudged a bankrupt and that a receiving order be made with respect to the property of Enera. The Company consented to the Petition and on June 28, 1996, by order of the Court, Enera was adjudged bankrupt effective as of June 24, 1996 and a receiving order was made with respect to all of the assets and tangible and intangible property of Enera.

ITEM 2.           CHANGES IN SECURITIES.  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On Thursday, June 13, 1996, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

         1. To elect four (4) members to the Board of Directors. Nominees for Director were: (a) Alan L. Freidman; (b) Bernard R. Patriacca; (c) Robin E. Read; and (d) Donald A. Worth ("Proposal No. 1");

         2. To approve an amendment to the Company's 1994 Formula Stock Option Plan to change the definition of "Administrator" as used in such plan ("Proposal No. 2");

         3. To approve an increase in the number of authorized shares of the Company's Common Stock from 8,000,000 to 12,000,000 ("Proposal No. 3"); and

         4. To ratify the selection of KPMG Peat Marwick as independent auditors for the Company for the fiscal year ending December 31, 1996 ("Proposal No. 4").

         Of the 5,166,728 shares of the Company's Common Stock of record as of April 23, 1996 able to be voted at the Annual Meeting, a total of approximately 2,917,003 shares were voted, or approximately 56% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters.

         Each of the proposals were adopted, with the vote totals as follows:

                                    Shares           Shares                     Shares           Broker
         Proposal                   Voting For       Voting Against             Abstaining       Non-Votes
         --------                   ----------       --------------             ----------       ---------
No. 1

  (a) Alan L. Freidman               2,169,103              747,100                      0               0

  (b) Bernard R. Patriacca           2,169,103              747,100                      0               0

  (c) Robin E. Read                  2,169,103              747,100                      0               0

  (d) Donald A. Worth                2,169,103              747,100                      0               0

No. 2                                2,146,873               66,967                699,163               0

No. 3                                2,051,118              174,772                687,113               0

No. 4                                2,242,124                3,100                671,779               0

ITEM 5.           OTHER INFORMATION.  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (A)      EXHIBITS.  The following exhibits are filed herewith:

                  EXHIBIT
                     NO.                             TITLE
                     ---                             -----

                    10 Amendment to Lease Agreement for 86 South Street, Hopkinton, Massachusetts.

                    27              Financial Data Schedule.

                  (B) REPORTS ON FORM 8-K. One report on Form 8-K and two amendments to a report on Form 8-K were filed during the quarter for which this report is filed. On June 11, 1996, the Company filed a report on Form 8-K reporting the resignation of two of its directors. On each of June 7, 1996 and June 19, 1996, the Company filed an amendment on Form 8-K/A to revise certain pro forma financial information provided for its report on Form 8-K that was filed with the Commission on January 11, 1995.

                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ENCON SYSTEMS, INC.


Date:  August 19, 1996                               By: /s/ Robert Wexler
                                                         ------------------
                                                         Robert Wexler
                                                         Chief Executive Officer


Date:  August 19, 1996                                   /s/ Thomas Beamer
                                                         -----------------
                                                         Thomas Beamer
                                                         Chief Financial Officer