Form 10QSB
period 1996-09-30
ENCON SYSTEMS INC
filed 1996-11-19
CIK 885077

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter year ended                                Commission File Number
    September 30, 1996                                           1-11065
--------------------------                                ----------------------



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

                           Yes  [X]         No  [ ]

         As of November 18, 1996, the Company had outstanding 8,448,245 shares of Common Stock, $.01 par value per share.






                               ENCON SYSTEMS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets;
                  September 30, 1996 (Unaudited) and
                  December 31, 1995 (Audited)                            1

                  Consolidated Statements of                             2
                  Operations (Unaudited); Three
                  and Nine months ended September
                  30, 1996 and 1995

                  Consolidated Statements of Cash Flows                  3
                  (Unaudited); Nine months ended
                  September 30, 1996 and 1995

                  Notes to Consolidated Financial                        4
                  Statements (Unaudited)

         Item 2.  Management's Discussion and                            6
                  Analysis of Financial
                  Condition and Results of
                  Operations

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                     15

         Item 2.  Changes in Securities                                 15

         Item 3.  Defaults Upon Senior Securities                       15

         Item 4.  Submission of Matters to a Vote of Security Holders   15

         Item 5.  Other Information                                     15

         Item 6.  Exhibits and Reports on Form 8-K                      15

         Signatures                                                     16






                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                           September 30,     December 31,
                  Assets                                                       1996             1995
                  ------                                                   ------------      ------------
Current assets:
     Cash                                                                   $  259,196         $       --
     Accounts receivable - net                                               1,286,229           7,460,777
     Inventories                                                               491,904           1,228,389
     Costs in excess of billings                                                    --              44,883
     Prepaid expenses and other current assets                                  40,147             240,262
     Notes receivable from current and former officers                          29,079             100,967
     Refundable income tax credits                                             265,222             263,383
                                                                            -----------        -----------
         Total current assets                                                 2,371,777          9,338,661
                                                                            -----------        -----------

Property and equipment - net                                                    444,565            614,027
                                                                            -----------        -----------
Long-term accounts receivable - net                                           2,762,536          1,550,189
Long-term lease receivables                                                      44,966             84,682
Organizational costs - net                                                       12,554             39,481
Other assets - net                                                              193,536            449,048
Cost in excess of net assets of businesses acquired - net                     2,474,709          4,784,645
                                                                            -----------        -----------
         Total assets                                                      $  8,304,643       $ 16,860,733
                                                                            ===========        ===========

     Liabilities, Minority Interest and Stockholders' Equity

Current liabilities:
     Cash overdraft                                                        $         --       $    754,680
Notes payable - bank                                                          3,135,757          3,621,647
     Notes payable - utility                                                  2,387,210            626,788
     Current portion of notes payable to stockholders                           303,930            346,785
     Current portion of long-term debt                                           76,213            262,394
     Current portion of GEPP financing                                          113,526            372,694
     Accounts payable                                                         4,304,734          3,281,276
     Accrued expenses                                                           562,306          1,119,124
     Billings in excess of costs                                                    --             424,968
                                                                            -----------        -----------
         Total current liabilities                                           10,883,675         10,810,356
                                                                            -----------        -----------

Long-term GEPP financing                                                        778,839            625,983
Notes payable to stockholders, net of current portion                           229,079            321,323
Long-term debt, net of current portion                                           91,335          1,353,854
Other long-term debt                                                              4,655             32,872
                                                                            -----------        -----------
         Total liabilities                                                   11,987,583         13,144,388
                                                                            -----------        -----------

Minority interest (Note 3)                                                           --            896,980

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized,
         none issued                                                                 --                 --
     Common stock, $.01 par value; 20,000,000 shares authorized,
         8,428,245 shares issued and outstanding (4,258,634 at
         December 31, 1995)                                                      84,282             42,587
     Additional paid-in capital                                               9,490,995          7,452,863
     Accumulated deficit                                                   (13,232,135)        (4,693,224)
     Cumulative translation adjustment                                         (26,082)             17,139
                                                                            -----------        -----------
         Total stockholders' equity                                         (3,682,940)          2,819,365
                                                                            -----------        -----------

         Total liabilities, minority interest and stockholders' equity     $ 8,304,643        $ 16,860,733
                                                                           ===========        ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.





                      ENCON SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                         ----------------------------    ----------------------------
                                                             1996            1995            1996            1995
                                                         ------------    ------------    -----------     ------------


Net sales and revenues ...............................   $  2,498,729    $  3,131,608    $ 11,548,684    $ 13,036,100

Cost of sales ........................................      1,658,293       1,981,208       8,313,882       8,791,380
                                                         ------------    ------------    ------------    ----------

         Gross profit ................................        840,436       1,150,400       3,234,802       4,244,720

Selling, general and administrative expenses .........      1,495,491       1,561,673       6,347,332       4,464,255
Consolidation of operations (Note 2) .................           --              --         5,199,050            --
                                                         ------------    ------------    ----------      ------------

         Income (loss) from operations ...............       (655,055)       (411,273)     (8,311,580)       (219,535)
                                                         ------------    ------------    ------------    ------------

Other income (expense)
         Interest expense ............................        (47,662)        (96,897)       (305,530)       (248,195)
         Interest income .............................          4,186             604          13,332           1,994
         Other income (expense) ......................           --          (237,870)         25,000        (237,870)
         Foreign currency exchange gain ..............         10,525          75,000          21,726         150,663
                                                          ------------    ------------     ----------     ------------
                                                             (32,951)        (259,163)       (245,472)       (333,408)
                                                          ------------    ------------     ----------     ------------

         Income (loss) before income taxes ...........       (688,006)       (670,436)     (8,557,052)       (552,943)

Income tax expense (benefit) .........................           --              (775)           --            30,278
                                                          ------------    ------------      ----------     -----------

                  Net income (loss) ..................   $   (688,006)   $   (669,661)   $ (8,557,052)   $   (583,221)
                                                          ============    ============    ============      ==========

                  Net income (loss) per share ........   $       (.13)   $       (.26)   $      (1.64)   $       (.22)
                                                          ============    ============    ============      ==========

Weighted average number of shares
         outstanding .................................      5,232,704       2,577,795       5,232,704       2,580,993
                                                          ============    ============     ==========      ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ENCON SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                --------------------
                                                                              1996              1995
                                                                              ----              ----
Cash flows from operating activities:
  Net income (loss) ..................................................    $(8,557,052)       $  (583,221)
  Adjustments to reconcile net income (loss)
    to net cash used for operating activities:
        Depreciation and amortization ................................        353,876            244,276
        Write-down of costs in excess of net assets of
         businesses acquired - net ...................................      2,136,366               --
        Write-down of organization costs - net .......................         16,670               --
        Write-down of other assets - net .............................        188,171               --
        Write-down of property and equipment - net ...................         76,418               --
        Refundable income tax credits.................................         (1,839)           (21,530)
        Changes in assets and liabilities, net of effects
         of acquisition of businesses:
               Accounts receivable - net .............................      4,855,889         (2,270,564)
               Leases receivable .....................................         39,716             63,935
               Inventories ...........................................        736,485           (731,288)
               Costs in excess of billings ...........................         44,883             (7,008)
               Prepaid expenses and other current assets .............        200,115           (920,840)
               Cash overdraft ........................................       (754,680)              --
               Accounts payable ......................................      1,023,458          1,303,295
               Billings in excess of costs ...........................       (424,968)           693,608
               Accrued expenses ......................................       (556,818)           310,367
               Other assets - net ....................................           --             (117,994)
                                                                          -----------        -----------
                 Net cash used for operating activities ..............       (623,310)        (2,036,964)
                                                                          -----------        -----------

Cash flows from investing activities:
 Additions to property and equipment - net ...........................         (9,664)           (65,783)
                                                                          -----------        -----------
                 Net cash used for investing activities ..............         (9,664)           (65,783)
                                                                          -----------        -----------

Cash flows from financing activities:
   (Issuance) payments of notes receivable from officers .............         71,888            (80,089)
   Proceeds (payments) from notes payable to bank ....................       (485,890)         2,164,989
   Proceeds from issuance of notes payable to utility ................      1,760,422               --
   Payments on notes payable to utility ..............................           --                 --
   Proceeds (payments) on loans from stockholders ....................       (135,099)             7,319
   Proceeds (payments) from long-term debt ...........................     (1,476,917)            46,612
   Issuance of common stock ..........................................      1,182,847               --
                                                                          -----------        -----------
                 Net cash provided by financing activities ...........        917,251          2,138,831
                                                                          -----------        -----------

Effect of exchange rate changes on cash ..............................        (25,081)              --

Net increase in cash .................................................        259,196             36,084

Cash at beginning of period ..........................................           --              253,050
                                                                          -----------        -----------

Cash at end of period ................................................    $   259,196        $   289,134
                                                                          ===========        ===========

Supplemental disclosures of cash flow information:
     Cash paid for:
         Interest ....................................................    $   414,211        $   833,127
                                                                          ===========        ===========
         Income taxes ................................................    $      --          $    25,830
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

                               SEPTEMBER 30, 1996

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

         In the opinion of management of the Company, the accompanying financial statements reflect all adjustments which were of a normal recurring nature necessary for a fair presentation of the Company's results of operations for the three and nine months ended September 30, 1996 and September 30, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the nine months ended September 30,1996, the Company engaged in extensive discussions with third parties regarding arrangements for financing. Such financing was critical for the Company to implement its operating plans. In late May, when discussions about the Company's financing options deteriorated, the Company commenced a restructuring of its management, operations and banking and other obligations. In early June 1996, the Company engaged The Recovery Group in connection with the consolidation of the Company's operations and appointed Robert Wexler as interim Chief Executive Officer of the Company and its subsidiaries. Since the appointment of Mr. Wexler, the Company has restructured a significant portion of its debt, closed its Canadian and New Jersey operations, substantially reduced its operating expenses, and reassigned management responsibilities. The Company also initiated an aggressive sales program that has resulted in significant new contracts with Texas Utilities Electric Company and PepsiCo Food Services, a division of PepsiCo, Inc. which contracts have contributed to the Company's backlog of approximately $17,000,000 as of November 8, 1996. The Company intends to continue to restructure its management, operations and banking and other obligations, and in furtherance thereof is in the process of scheduling a meeting with its creditors to be held in the near future.

         The Company derives its revenue principally from the design and implementation of energy efficient systems for commercial, industrial and institutional facilities, and to residential customers in the United States and, historically, in Canada. The Company sells its systems directly to the end-user and through participation in Demand Side Management ("DSM") programs sponsored by various utilities, such as Florida Power and Light of Florida and Massachusetts Electric Company of Massachusetts. However, as a result of recent changes in DSM programs, the Company has decreased its sales and marketing efforts on such programs, and is emphasizing working directly with the end-user customer. Accordingly, as a forward-looking statement, management believes that the Company will derive an increasing portion of its revenue from non-DSM projects in the future. However, no assurance of such a result can be given because of numerous factors that may cause such a result to vary, including but not limited to, changes in the incentives provided under DSM programs and changes in the Company's clientele.

         The Company periodically enters into large, one-time energy savings contracts from which it has derived significant revenues and profits. Prior to December 31, 1995, the Company accounted for revenue and costs for construction of these contracts on the completed contract method of accounting. Under this method of accounting, revenue and costs for contracts are recognized when contracts are completed. Due to the varying lengths of time required to complete certain large contracts, the operating results of the Company under the completed contract method of accounting could vary substantially from quarter to quarter and from year to year. Effective December 31, 1995, the Company adopted the percentage of completion method of accounting for construction projects that last for more than thirty days. The financial statements for the nine months ended September 30, 1995 have been restated to apply the newly adopted method of accounting retroactively. As a result, the net income for the nine months ended September 30, 1995 decreased by approximately $145,000 from the amount previously reported by the Company.

         The results for the quarter and nine months ended September 30,1996 are not necessarily indicative of the results of the Company's operations that may be expected for the year ending December 31, 1996.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales and revenues for the three months ended September 30, 1996 were approximately $2,499,000 compared to net sales and revenues of
approximately   $3,132,000   for  the  same  period  in  1995,   a  decrease  of
approximately $633,000, or 20%. The decrease in net sales and revenues is principally a result of reduced sales from the Company's Canadian operations due to the wind-down of such operations (the "Canadian Wind-down") as well as the closing of the Company's operations in New Jersey, partially offset by the increase in sales realized from the operation of Kemper Management Services, Inc. ("Kemper"), which the Company acquired in November 1995.

         Net loss for the three months ended September 30, 1996 was approximately $688,000 compared to a net loss of approximately $670,000 for the three months ended September 30, 1995, a change of approximately $18,000. The net loss resulted primarily from reduced sales realized in connection with the closing of the Canadian and New Jersey operations, lower than expected sales from the operations of Kemper, with a small decrease in each of their selling, general and administrative expenses and an increase of approximately $238,000 in professional and legal expenses that were incurred in connection with the consolidation of the Company's domestic operations (the "Domestic Consolidation").

         The Company derives a substantial portion of its revenues from the sale of energy efficient systems through participation in DSM programs sponsored by various utilities. Although, a large minority of the Company's revenues are currently realized from DSM projects, as a forward-looking statement, management believes that the percentage of revenues derived from DSM program participation will decrease in the future. No assurance of such a result can be given, however, because of numerous factors that may cause such a result to vary, including but not limited to, changes in the incentives provided under DSM programs and changes in the Company's clientele.

         Gross profit margin for the three months ended September 30, 1996 was approximately 34% compared to approximately 37% for the three months ended September 30, 1995. The decrease in gross profit margin was primarily attributable to the performance by the Company during the 1996 period of contracts with lower profit margins. The gross profit margin for the three months ended September 30, 1996 is not necessarily indicative of the gross profit margin that may be obtained by the Company for the year ending December 31, 1996 as the Company's gross profit margin is dependent on the mix of products sold and the type of DSM, non-DSM or other energy savings program in which the Company participates.

         Selling, general and administrative expenses decreased by approximately $67,000, or 4%, from approximately $1,562,000 for the three months ended
September 30, 1995 to approximately $1,495,000 for the three months ended September 30, 1996. Selling, general and administrative expenses include certain direct costs related to the Company's sales and certain restructuring costs in the approximate amounts of $61,000 and $238,000, respectively. The decrease in such expenses is primarily due to the significant reduction of selling, general and administrative costs resulting from the Domestic Consolidation and the closing of the Company's Canadian and New Jersey operations, offset by a substantial increase in professional and legal expenses incurred in connection with the Domestic Consolidation and related matters. Selling, general and administrative expenses increased as a percentage of revenue from approximately 50% to 60% for the three month periods ended September 30, 1995 and 1996, respectively. This increase is principally due to a significant reduction in the Company's sales revenue resulting primarily from the closing of the Canadian and New Jersey operations, and the additional selling, general and administrative costs incurred in connection with the Domestic Consolidation and as a result of the normal operation of Kemper, which the Company acquired in November 1995 and which normal operation did not generate a proportionately equal increase in the Company's revenues.

         Interest expense decreased by approximately $49,000, or 50%, from approximately $97,000 for the three months ended September 30, 1995 to approximately $48,000 for the same period in 1996. This decrease is principally due to the reduction of interest expense resulting from the wind-down of the Company's Canadian operations.

         Interest income increased from approximately $600 for the three months ended September 30, 1995 to approximately $4,200 for the three months ended September 30, 1996. The increase of approximately $3,600 is primarily attributable to the increase in the amount of funds invested by the Company during the three months ended September 30, 1996.

         The Company realized a gain on foreign currency transactions for the three months ended September 30, 1996 of approximately $11,000 compared to a gain of approximately $75,000 for the three months ended September 30, 1995. This change is primarily attributable to currency exchange volatility between the United States and Canada that resulted in a decrease in the value of the Canadian currency held by the Company at September 30, 1996.

         Income tax benefit was approximately $800 for the three months ended September 30, 1995 compared to no income tax expense or benefit for the three months ended September 30, 1996. This change was primarily due to the decrease in the Company's taxable income, which resulted because of decreased revenues and lack of profitability, for the three months ended September 30, 1996.

         The decrease in net loss per share from approximately $.26 for the third quarter of 1995 to a net loss per share for the third quarter of 1996 of approximately $.13 reflects a comparable aggregate net loss by the Company divided by a greater number of shares of the Company's Common Stock outstanding as a result of the Kemper acquisition completed by the Company in November 1995, the Company's two private placements in December of 1995 and February of 1996 (the "Private Placements") and the additional shares issued by the Company in July pursuant to the terms of the Private Placements.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales and revenues for the nine months ended September 30, 1996 were approximately $11,549,000 compared to net sales and revenues of approximately $13,036,000 for the same period in 1995, a decrease of approximately $1,487,000 or 11%. The decrease in net sales and revenues was principally a result of reduced sales from the closing of the Company's operations in Canada and New Jersey, partially offset by the increase in sales realized from the operation of Kemper.

         Net loss for the nine months ended September 30, 1996 was approximately $8,557,000 compared to a net loss of approximately $583,000 for the nine months ended September 30, 1995, a change of approximately $7,974,000. Of the net loss of approximately $8,557,000, approximately $7,657,000 was incurred during the first six months of the year, of which approximately $5,199,000 was incurred during the second fiscal quarter of 1996 and resulted primarily from the Canadian Wind-down, costs associated with the Domestic Consolidation, and costs associated with the negotiation of suitable financing for the Company. Approximately $2,147,000 of the balance of the net loss resulted primarily from reduced sales realized in connection with the closing of the New Jersey office and lower than expected sales from the operations of Kemper with a small corresponding decrease in selling, general and administrative expenses. The Company elected to maintain the level of such expenses during such period because of ongoing negotiations for major transactions involving such entities and the belief that a significant financing would occur. Since the termination of financing discussions, however, the Company has commenced a reduction in its selling, general and administrative expenses. The remainder of the net loss for the nine months ended September 30, 1996 was primarily attributable to the Company's Canadian operations, where operating inefficiencies and the lack of financial and other resources prevented the Company from undertaking and completing certain projects and from increased professional and legal expenses incurred in connection with the Domestic Consolidation.

         The Company derives a substantial portion of its revenues from the sale of energy efficient systems through participation in DSM programs sponsored by various utilities. Although, a large minority of the Company's revenues are currently realized from DSM projects, as a forward-looking statement, management believes that the percentage of revenues derived from DSM program participation will decrease in the future. No assurance of such a result can be given, however, because of numerous factors that may cause such a result to vary, including but not limited to, changes in the incentives provided under DSM programs and changes in the Company's clientele.

         Gross profit margin for the nine months ended September 30, 1996 and 1995 was approximately 28% and 33%, respectively. The decrease in gross profit margin was primarily attributable to significant costs incurred in connection with the Canadian operations, including costs associated with the satisfaction of union contracts and significant cost overruns associated with the operations of Enera. The gross profit margin for the nine months ended September 30, 1996 is not necessarily indicative of the gross profit margin that may be obtained by the Company for the year ending December 31, 1996 as the Company's gross profit margin is dependent on the mix of products sold and the type of DSM, non-DSM or other energy savings program in which the Company participates.

         Selling, general and administrative expenses increased by approximately $1,883,000, or 42%, from approximately $4,464,000 for the nine months ended September 30, 1995 to approximately $6,347,000 for the nine months ended September 30, 1996. Selling, general and administrative expenses include certain direct costs related to the Company's sales and certain restructuring costs in the approximate amounts of $184,000 and $1,159,000, respectively. The increase in such expenses is primarily due to the additional selling, general and administrative costs incurred as a result of the normal operation of Kemper, which the Company acquired in November 1995, an increase in professional and legal expenses incurred in connection with the Domestic Consolidation and related matters, and costs of approximately $150,000 incurred in connection with the negotiation of suitable financing for the Company, partially offset by a reduction in expenses related to ongoing operations because of the Canadian Wind-down and the Domestic Consolidation. Selling, general and administrative expenses increased as a percentage of revenue from approximately 34% to 55% for the nine month periods ended September 30, 1995 and 1996, respectively. This increase is principally due to a significant reduction in the Company's sales revenue resulting primarily from the Canadian Wind-down and the closing of the New Jersey operations, and the additional selling, general and administrative costs incurred as a result of the normal operation of Kemper, which normal operation did not generate a proportionately equal increase in the Company's revenues.

         During the nine months ended September 30, 1996 the Company incurred consolidation costs of approximately $5,437,000, which included costs of approximately $4,325,000 associated with the Canadian Wind-down (including the write down of the assets of the Company's Canadian subsidiaries), approximately $308,000 associated with the closing of the New Jersey office, and approximately $392,000 associated with the Domestic Consolidation. In addition, the Company reduced by approximately $412,000 the value of organization costs and costs in excess of net assets of K&S Energy Products, Inc. ("K&S") and Marathon Power Services Corporation ("Marathon"), which businesses the Company acquired in March 1994 and July 1993, respectively. At present, and in the context of a forward-looking statement, the Company does not intend to focus on the areas of business served by K&S and Marathon. Accordingly, management believes that these businesses no longer have any value for the Company.

         Interest expense increased by approximately $58,000, or 23%, from approximately $248,000 for the nine months ended September 30, 1995 to approximately $306,000 for the same period in 1996. This increase is principally due to the Company's increased net working capital borrowing requirements during the nine months ended September 30, 1996 as compared to the same period in 1995, and, to a lesser extent, an increase in the Company's long-term debt obligations.

         Interest income increased from approximately $2,000 for the nine months ended September 30, 1995 to approximately $13,000 for the nine months ended September 30, 1996. The increase of approximately $11,000 is primarily attributable to an increase in the amount of funds invested by the Company during the nine months ended September 30, 1996.

         The Company realized a gain on foreign currency transactions for the nine months ended September 30, 1996 of approximately $22,000 compared to a gain of approximately $151,000 for the nine months ended September 30, 1995. This decrease of approximately $129,000 is primarily attributable to currency exchange volatility between the United States and Canada that resulted in an increase in the value of the Canadian currency held by the Company at September 30, 1996.

         Income tax expense was approximately $30,000 for the nine months ended September 30, 1995 compared to no income tax expense or benefit for the nine months ended September 30, 1996. This change was primarily due to the decrease in the Company's taxable income, which resulted because of decreased profitability, for the nine months ended September 30, 1996.

         The increase in the net loss per share from approximately $.22 per share for the first three quarters of 1995 to a net loss of approximately $1.64 per share for the first three quarters of 1996 reflects the Company's decreased net income, partially offset by the greater number of shares of the Company's Common Stock outstanding as a result of the Kemper acquisition completed by the Company in November 1995, the Private Placements and the additional shares issued by the Company in July pursuant to the terms of the Private Placements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently finances its capital expenditures, operating requirements, growth and portions of its acquisitions, through bank borrowing, the private sale of stock to investors, and financing arrangements with major suppliers. The Company did not generate a positive cash flow from operations during the nine month periods ended September 30, 1996 and 1995. The Company is currently developing an operating plan to generate additional cash and working capital.

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

         For the nine months ended September 30, 1996, the Company used cash of approximately $623,000 for operating activities. The major use of cash was to finance cost overruns by the Company's Canadian operations and to finance costs associated with the Domestic Consolidation during the nine months ended September 30, 1996. In addition, the

Company used cash of approximately $10,000 for investing activities, which was used primarily to purchase additions to property and equipment. The Company also had cash of approximately $917,000 provided by financing activities, which activities included the sale of Common Stock.

         In September 1996, the Company established a $350,000 term loan (the "ProvEnergy Loan") with Providence Energy Corporation ("ProvEnergy"), which terminates on March 11, 1997, unless ProvEnergy elects to acquire the Company in which case the ProvEnergy Loan would be automatically extended until September 11, 1997. The ProvEnergy Loan bears interest at the prime rate per annum as designated by Fleet National Bank (8.25% at September 30, 1996). The funds under the ProvEnergy Loan are to be disbursed in accordance with a schedule that is based upon the Company's performance under its contract with PepsiCo Food Systems, a division of PepsiCo, Inc. (the "PepsiCo Agreement"). As of September 30, 1996, the Company had borrowed approximately $100,000 of the funds available under the loan, which is secured by the receivables under the PepsiCo Agreement.

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

         Kemper had a $1,000,000 line of credit agreement with the Bank of Boston (the "Bank of Boston Line") when the Company acquired Kemper on November 20, 1995. In January 1996, Kemper refinanced the Bank of Boston Line by entering into a $2,000,000 revolving loan agreement (the "Revolving Loan") with People's Bank ("People's"), which terminates on January 30, 1997 unless extended by People's. The Revolving Loan bears interest at People's prime rate (8.25% at September 30, 1996) plus .75% per annum. As of September 30, 1996, the Company had borrowed approximately $722,000 of the funds available under the Revolving Loan. Aggregate borrowings under the Revolving Loan are limited to 80% of the value of Kemper's then existing eligible accounts. The Revolving Loan is secured by substantially all of the assets of Kemper and has been guaranteed by the Company and the former principals of Kemper.

         In August 1995, the Company entered into a $1,700,000 working capital line of credit (the "Line of Credit") with Shawmut Bank, N.A. ("Shawmut"), which terminates on September 16, 1996, unless extended by Shawmut (Shawmut has since been acquired by Fleet Bank, N.A. ("Fleet")). The Line of Credit replaced an earlier $1,200,000 line of credit that the Company entered into with Shawmut in February 1995. Interest on the Line of Credit currently accrues at Fleet's prime rate

(8.25% at September 30, 1996) plus .5% per annum. The Company also entered into a $200,000 term loan (the "Term Loan") with Shawmut in July 1994, which requires 60 monthly payments of principal and interest. Interest on the Term Loan accrues at a fixed rate of 9.5% per annum. As of September 30, 1996, the Company had reduced during the third quarter of 1996 by approximately $538,000 the amount outstanding under the Line of Credit to approximately $1,071,000, and the balance for the Term Loan was approximately $117,000. Aggregate borrowings under the Line of Credit and Term Loan are limited to 80% of qualifying accounts receivables and 30% of qualifying inventories. Encon Systems Canada Inc. ("Encon Canada") has guaranteed the indebtedness to Fleet under the Line of Credit and the Term Loan.

         The Line of Credit and Term Loan contain the following restrictive financial covenants: (i) the Company must maintain a ratio of total current assets to total current liabilities of not less than 1:1, (ii) the Company must maintain a ratio of total liabilities to tangible net worth of not less than 1.25:1, and (iii) the Company must maintain a ratio of debt service payments to unfinanced capital expenditures, as further described in the loan documents, of not less than 1.15:1. The Company has violated one or more of these loan covenants and Fleet has declared the Company in default. However, Fleet has agreed to forbear from taking any action against the Company until at least March 14, 1997. The Company has continued to make payments to Fleet to reduce the outstanding indebtedness under the Line of Credit to $1,071,000 as of November 8, 1996, and, as a forward-looking statement, the Company expects that Fleet will continue to work with it in connection with its consolidation of operations. Such a result may vary materially, however, depending upon future negotiations between the Company and Fleet.

         On July 3, 1996, the Company entered into a Term Note, Pledge and Security Agreement (the "Term Note") with Public Service Conservation Resources Corporation ("PSCRC") to borrow $282,500 at an interest rate of 12% per annum. The Term Note is secured by certain of the Company's assets. Under the Term Note the principal and accrued interest were due on July 31, 1996, but PSCRC agreed to forbear from any collection action under the Term Note so long as Fleet's forbearance remains effective. Fleet's forbearance is currently scheduled to continue until at least March 14, 1997.

         The Company also received loans with interest rates ranging from 13% to 15% per annum from PSCRC in December 1994 and November 1995, of which an aggregate principal amount of approximately $927,000 was outstanding as of September 30, 1996. The loans are primarily unsecured and PSCRC has agreed to forbear from any collection action so long as Fleet's forbearance remains effective.

         Certain other obligations also exist with respect to the Company's Canadian operations. In July 1995, Encon Canada and Enera (collectively, the "Canadian Subsidiaries") received approval from CIBC for a $2,000,000 Cdn. ($1,460,000 U.S.) demand working capital line of credit subordinated to certain acquisition indebtedness. Interest accrued at CIBC's prime rate plus 2%. The Canadian Subsidiaries also had a term loan agreement with CIBC that was scheduled to mature in August, 1997 and bore interest at a fixed rate of 7%. The Company and Encon Canada guaranteed the indebtedness to CIBC under both the working capital line of credit and the term loan (collectively, the "CIBC Loans") and the personal property of Encon Canada and Enera secured the CIBC Loans. On June 30, 1996, approximately $1,355,000 (U.S.) was outstanding under the CIBC Loans. CIBC has demanded full repayment of the loans from the Canadian Subsidaries.

         In addition, since September 1995, PSCRC has advanced an aggregate of $1,075,000 to the Canadian Subsidiaries, which is evidenced by a $900,000 term note that bears interest at the rate of 13% per annum and is secured by the Canadian Subsidiaries' backlog, and a $175,000 demand term note that bears interest at 15% per annum. As a result of the Canadian Wind-down, the Company no longer considers the obligations of the Canadian Subsidiaries under the PSCRC term notes to be material commitments of the Company.

         In August 1992, March 1993 and December 1993, BFR Industries Ltd., a Canadian subsidiary of the Company ("BFR"), entered into third party lease agreements (the "Lease Agreements") with National Trust Company ("National") to finance the purchase of certain equipment that was installed pursuant to certain Guaranteed Energy Performance Program contracts (the "GEPP Contracts"). Payments under the Lease Agreements are scheduled to continue until 1998. As security for the payments due under the Lease Agreements, BFR has assigned to National all of the payments due to BFR under the GEPP Contracts. As a result of the Canadian Wind-down, the Company no longer considers the obligations of BFR under the Lease Agreements to be material commitments of the Company.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS. On September 11, 1996, United Southeast Corp. d/b/a Holiday Inn ("United") filed a complaint with the Summit Court of Common Pleas in Akron, Ohio alleging that the Company had breached the terms of an energy savings contract because the Company's estimated energy savings under the contract for a sixty month period was not realized during the first twelve months of the contract. United has requested actual and future damages in the amount of approximately $150,000.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.

                  (a) On October 23, 1996 and October 31, 1996 the Company's Common Stock was removed from listing and registration on the Boston Stock Exchange and the NASDAQ SmallCap Stock Market, respectively, because the Company's stockholder equity as set forth in its Quarterly Report on Form 10-QSB for the six months ended June 30, 1996 was less than the minimum amounts required for continued listing on each exchange.

                  (b) On October 4, 1996, Thomas Beamer, the Company's Chief Financial Officer tendered his resignation, effective October 15, 1996, in order to pursue an opportunity in another industry. On October 7, 1996, the Company hired Stephen Gorgol as its Controller and principal financial and accounting officer. Mr. Beamer has agreed to serve as a consultant to the Company in connection with the transition of his duties to Mr. Gorgol.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (A)      EXHIBITS.  The following exhibits are filed herewith:

                   EXHIBIT
                     NO.                    TITLE
                    ---                     -----

                    27              Financial Data Schedule.

                  (B) REPORTS ON FORM 8-K. One report on Form 8-K was filed during the quarter for which this report is filed. On July 2, 1996, the Company filed a report on Form 8-K reporting certain events related to the Company's restructuring and certain changes in the Company's debt obligations.

                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ENCON SYSTEMS, INC.


Date: November 18, 1996                              By: /s/ Robert Wexler
                                                        ------------------
                                                       Robert Wexler
                                                       Chief Executive Officer


Date: November 18, 1996                              By:/s/ Stephen Gorgol
                                                        ------------------
                                                        Stephen Gorgol
                                                        Controller

                                  EXHIBIT INDEX
                                  -------------


         EXHIBIT
            NO.                     TITLE
         -------                    -----
           27              Financial Data Schedule.